Form 10-Q
period 2022-06-30
Mobile Global Esports, Inc.
filed 2022-09-19
CIK 1886362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number: 001-41458

MOBILE GLOBAL ESPORTS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-2684455
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Post Road East Westport, Connecticut	06880
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (475) 666-8401

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	MGAM	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☒

Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of September 19, 2022, there were 18,534,800 shares of the registrant’s common stock outstanding.

MOBILE GLOBAL ESPORTS INC.

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (unaudited)	1
	Condensed Balance Sheets as of June 30, 2022 and December 31, 2021	1
	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022 and the Three Months Ended June 30, 2022 and the period from March 11, 2021 (Inception) to June 30, 2021	2
	Condensed Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2022 and the Three Months Ended June 30, 2022 and the period from March 11, 2021 (Inception) to June 30, 2021	3
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and the period from March 11, 2021 (Inception) to June 30, 2021	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II. Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 6.	Exhibits	29

	Signatures	30

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “would,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	Failure of future market acceptance of our mobile esports products and services;

●	Increased levels of competition;

●	Changes in political, economic or regulatory conditions generally and in the markets in which we operate;

●	Our ability to retain and attract senior management and other key employees;

●	Our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and

●	Other risks, including those described in the “Risk Factors” discussion.

You should refer to the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements, including, but not limited to, the impact of the COVID-19 pandemic on our company and our financial condition and results of operations. The forward-looking statements in this Quarterly Report are only predictions, and we may not actually achieve the plans, intentions or expectations included in our forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward- looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

These forward-looking statements speak only as of the date of this Quarterly Report. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MOBILE GLOBAL ESPORTS INC.

Balance Sheet

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$68,735	$238,202
Deferred offering costs	116,346	62,998
Total current assets	185,081	301,200
TOTAL ASSETS	$185,081	$301,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (including $0 and $30,000 to related party)	$-	$31,814
Total current liabilities	-	31,814

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock; $0.0001par value; 10,000,000 shares authorized; nil shares issued and outstanding Common stock; $0.0001 par value; 100,000,000 shares authorized; 16,809,800 and 16,809,800 shares issued and outstanding	1,681	1,681
Additional paid-in capital	623,025	530,065
Accumulated deficit	(439,625)	(262,360)
Total stockholders’ equity	185,081	269,386
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$185,081	$301,200

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.
Statements of Operations

For the three and six-months ended June 30, 2022 and the three months ended June 30, 2021 and the period from March 11, 2021 (Inception) to June 30, 2021

	Three Months Ended		Six Months Ended	Period From Inception (March 11, 2021) to
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	unaudited	unaudited	unaudited	unaudited

Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
Research and development expenses	46,480	-	92,960	-
General and administrative expenses	39,303	150	84,305	150
Total operating expenses	85,783	150	177,265	150

Loss from operations	(85,783)	(150)	(177,265)	(150)

Income tax expense	-	-	-	-

Net loss	$(85,783)	$(150)	$(177,265)	$(150)

Net loss per share attributable to common stockholders, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding, basic and diluted	16,809,800	5,366,000	16,809,800	5,366,000

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Statements of Stockholders’ Equity

For the three and six-months ended June 30, 2022 and the three months ended June 30, 2021 and the period from March 11, 2021 (Inception) to June 30, 2021

			Additional	Stock		Total
	Common Stock		Paid-In	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, December 31, 2021	16,809,800	1,681	530,065	-	(262,360)	269,386

Fair value of warrants issued for services	-	-	46,480	-	-	46,480

Net loss	-	-	-	-	(91,482)	(91,482)

Balance, March 31, 2022 (unaudited)	16,809,800	1,681	576,545	-	(353,842)	224,384

Fair value of warrants issued for services	-	-	46,480	-	-	46,480

Net loss	-	-	-	-	(85,783)	(85,783)

Balance, June 30, 2022 (unaudited)	16,809,800	$1,681	$623,025	$-	$(439,625)	$185,081

Balance, March 11, 2021 (Inception)	-	-	-	-	-	-

Net loss	-	-	-	-	-	-

Balance, March 31, 2021 (unaudited)	-	-	-	-	-	-

Issuance of common stock	6,195,000	620	35,880	(30,400)	-	6,100

Net loss	-	-	-	-	(150)	(150)

Balance, June 30, 2021 (unaudited)	6,195,000	$620	$35,880	$(30,400)	$(150)	$5,950

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Statements of Cash Flows

For the six-months ended June 30, 2022 and the Period from Inception (March 11, 2021) to June 30, 2021

	Six months ended
	June 30, 2022	June 30, 2021
	unaudited	unaudited

Cash flows from operating activities

Net loss	$(177,265)	$(150)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Fair value of warrants issued for services	92,960	-
Changes in operating assets and liabilities:
Accounts payable	(31,814)	-

Net cash used by operating activities	(116,119)	(150)

Cash flows from financing activities

Advance payments for future issuance of common stock	-	109,605
Issuance of common stock	-	6,100
Payment of deferred offering costs	(53,348)	-

Net cash provided (used) by financing activities	(53,348)	115,705

Net increase (decrease) in cash and cash equivalents	(169,467)	115,555

Cash and cash equivalents as of beginning of period	238,202	-

Cash and cash equivalents as of end of period	$68,735	$115,555

Supplemental disclosure of cash flow information

Issuance of common stock through stock subscription receivable	$-	$30,400

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and the Period From March 11, 2021 (Inception) to June 30, 2021

(unaudited)

Note 1 - Organization and Basis of Presentation

Organization

Mobile Global Esports Inc. (the “Company”) was incorporated on March 11, 2021 under the laws of the State of Delaware. The Company was originally named Elite Esports, Inc. but changed its name to Mobile Global Esports Inc. on April 21, 2021. The Company has been assigned certain limited rights to commercialize university esports events for 76 universities in India. The unique advantage of esports is that the events can be virtual, and virtual events bypass any Covid-19 restrictions on in-person events.

Basis of Presentation

The accompanying financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Coronavirus (COVID-19)

The Company’s business could be adversely impacted by the effects of the Coronavirus (COVID-19). In addition to global macroeconomic effects, the COVID-19 outbreak and any other related adverse public health developments could cause disruption to our operations. COVID-19 or other disease outbreaks could in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could impact the Company’s operating results. Although the magnitude of the impact of the COVID-19 outbreak on the Company’s business and operations remains uncertain, the continued spread of COVID-19 or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions could adversely impact the Company’s business, financial condition, operating results and cash flows. In addition, the Company could experience disruptions to its business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of its employees to perform their jobs that may impact the Company’s ability to develop and grow its business.

Interim financial statements

The unaudited condensed financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates in the accompanying financial statements include valuation allowance on deferred tax assets and the estimated value of warrants issued for services.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and the Period From March 11, 2021 (Inception) to June 30, 2021

(unaudited)

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly-liquid debt instruments with original maturities of three months or less. As of June 30, 2022 and December 31, 2021, the Company did not have any cash equivalents.

Deferred Offering Costs

Deferred offering costs are amounts incurred that are directly related to the offering of the Company’s common stock. These costs will be offset against the proceeds from the Company’s equity offering. See subsequent events below.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and accounts payable, the carrying amounts approximate their fair values due to their short maturities.

ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology us one or more unobservable inputs which are significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under Accounting Standards Codificatoin (“ASC”) Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging.

As of June 30, 2022 and December 31, 2021, the Company did not identify any assets or liabilities required to be presented on the balance sheet at fair value.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the Federal Deposit Insurance Corporation $250,000 insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and the Period From March 11, 2021 (Inception) to June 30, 2021

(unaudited)

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no material uncertain tax positions for any of the reporting periods presented.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At June 30, 2022 and December 31, 2021, there were 1,000,000 warrants outstanding. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted net loss per share is the same as basic net loss per share for all periods presented.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Simplifying the Accounting for Income Taxes which amends ASC 740 Income Taxes (ASC 740). This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021. The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted. The Company adopted this standard as of January 1, 2022 and the adoption did not have a material effect on the Company’s financial statements and related disclosures.

Subsequent Events

During July 2022, the Company issued 1,725,000 shares of common stock for total gross proceeds of $6,900,000 through an initial public offering (“IPO”). The Company received net proceeds after commissions, fees and expenses of approximately $5,875,000, with $500,000 of these funds currently held in an escrow account for the benefit of the Company. As a result of the IPO, the deferred offering costs of approximately $116,000 were reclassified from deferred offering costs to a reduction of additional paid-in capital in July 2022.

Management has evaluated events that occurred subsequent to the end of the reporting period and there are no other subsequent events to report.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and the Period From March 11, 2021 (Inception) to June 30, 2021

(unaudited)

Note 3- Stockholders’ Equity

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of $0.0001 par value preferred stock. At June 30, 2022 and December 31, 2021, there were nil shares issued and outstanding.

Common Stock

The Company has authorized the issuance of 100,000,000 shares of $0.0001 par value common stock. At June 30, 2022 and December 31, 2021, there were 16,809,800 shares issued and outstanding.

During the period from March 11, 2021 (Inception) to June 30, 2021, the Company had the following transactions in its common stock:

●	issued 4,995,000 shares to founders of the Company for $100 in cash and stock subscription receivables totaling $400.

●	issued 1,200,000 shares to investors at a price per share of $0.03 for cash proceeds of $6,000 and subscription receivables totaling $30,000.

There were no transactions in the Company’s common stock during the six months ended June 30, 2022.

Warrants

The following is a summary of warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2021	1,000,000	1.00	4.79	$-
Granted	-	1.00
Forfeited	-
Exercised	-
Outstanding, June 30, 2022	1,000,000	1.00	4.29	$-
Exercisable, June 30, 2022	375,000	$1.00	4.29	$-

The exercise price for warrants outstanding at June 30, 2022:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Warrants	Price	Warrants	Price
1,000,000	$1.00	375,000	$1.00
1,000,000		375,000

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and the Period From March 11, 2021 (Inception) to June 30, 2021

(unaudited)

On October 21, 2021, the Company issued an aggregate of 1,000,000 warrants to three individuals (“Consultants”) that will advising the Company on developing, establishing, operating, commercializing, marketing, promoting, and expanding the Company’s esports business with an aim to commercialize esports tournaments, esports sponsorships, esports advertising revenues, esports merchandise revenues, esports broadcast revenues, esports video revenues, esports game development and marketing and distribution revenues, and all other manner of esports revenue streams for the benefit of the Company. The warrants have an exercise price of $1.00 share and expire in five years. 250,000 of these warrants vested immediately and the balance of 750,000 warrants have provisions making the vesting contingent on the Consultants’ performance in meeting goals and milestones set quarterly by the Company. Specifically, the Company will consult with the Consultants and reach agreement on the Consultants’ goals and milestones at the beginning of each calendar quarter. Out of the 750,000 unvested warrants, 62,500 warrants will vest at the end of each quarter, beginning with the quarter ending March 31, 2022, provided in the Company’s judgement the Consultants have made satisfactory progress over the course of the quarter in meeting set goals and milestones. Warrants not vested on their designated end of quarter vesting date expire.

The fair value of the warrants is being amortized to expense over the vesting period. The Company recorded an expense of approximately $93,000 and $46,000 during the six months and three months ended June 30, 2022. At June 30, 2022, the unamortized warrant expense was approximately $465,000, which will be amortized into expense through December 2024.

Note 4 – Commitments and Contingencies

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

Note 5 – Related Party Transactions

Included in accounts payable at June 30, 2022 and December 31, 2021 is $0 and $30,000, respectively, due to Sports Industry of India, Inc., a stockholder of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes appearing in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

Mobile Global Esports Inc. (“MOGO” or “Mogo,” or the “Company”) was organized in March of 2021 to expand an esports business created by Sports Industry of India (“SII”), in 2016. Through a series of contracts, the rights to the business were assigned to MOGO by SII and its affiliates beginning in October of 2021. MOGO is now expanding the business created by SII, which is focused on the rapidly-growing esports industry. The Indian market for esports, and particularly university esports events in India, represent, in management’s opinion, one of the largest and fastest growing esports markets in the world.

The SII esports business, which has now been transferred to and is operated by MOGO, is the only business in India to organize and sponsor an officially-sanctioned national championship for university esports. SII holds a 14.5% minority common share interest in MOGO, but has no controlling interest in MOGO.

Esports are the competitive playing of video games by amateur and professional teams for cash and other prizes. Esports typically take the form of organized, multiplayer video games that include real-time strategy and competition, including virtual fights, first-person shooter and multiplayer online battle arena games. Esports are defined as competitive games of skill, timing, knowledge, experience, practice, attention and teamwork, but not games of chance or luck. Mobile esports are defined as esports that are streamed on an electronic esports platform and played by individuals or teams on mobile devices, usually smartphones. Competitors participate at large in-person events, small in-person events and virtually from home or computer cafes.

Since our inception, we have incurred operating losses. Our net loss was approximately $177,000 for the six months ended June 30, 2022 and $262,000 for the period from March 11, 2021 (Inception) through December 31, 2021. As of June 30, 2022, we had an accumulated deficit of approximately $440,000. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to implement and execute our business plan and expand our business. We raised approximately $5,875,000 of net proceeds from our initial public offering (“IPO”) in July 2022 but we believe we will likely require additional capital beyond this offering if our business is to be successful.

Recent Events

Issuance of Common Stock in IPO

During July 2022, we issued 1,725,000 shares of common stock for total gross proceeds of $6,900,000 through an initial public offering (“IPO”). We received net proceeds after commissions, fees and expenses of approximately $5,875,000, with $500,000 of these funds currently held in an escrow account for our benefit.

Components of Statements of Operations

Revenue and Cost of Revenue

We have not generated any revenue or cost of revenue to date.

Research and Development Expenses

Research and development expenses consist of the fair value of warrants issued to consultants that have provided certain advice to the Company on developing, establishing, operating, commercializing, marketing, promoting, and expanding the Company’s esports business. We expense research and development costs as incurred.

General and Administrative Expenses

General and administrative expenses consist principally of event marketing and development fees, and other professional fees for legal, auditing and tax services.

Critical Accounting Estimates

We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our Form S-1 Registration Statement, as amended (“Form S-1”). There have been no material changes during the three and six months ended June 30, 2022 to our critical accounting policies, significant judgments and estimates disclosed in our Form S-1.

Results of Operations

Three and Six Months Ended June 30, 2022 compared with the period from March 11, 2021 (Inception) to March 31, 2021 and to June 30, 2021, respectively

The following table summarizes the results of our operations for each of the three and sixmonth periods ended June 30, 2022 and the period from March 11, 2021 (Inception) to March 31, 2021 and to June 30, 2021, together with the changes in those items in dollars and as a percentage:

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
Revenue	$—	$—	$—	*	$—	$—	$—	*
Costs and expenses:
Cost of revenue	—	—	—	*	—	—	—	*
Research and development	46,480	—	46,480	**	92,960	—	92,960	**
General and administrative	39,303	150	39,153	**	84,305	150	84,155	**
Total costs and expenses	85,783	150	85,633	**	177,265	150	177,115	**
Loss from operations	(85,783)	(150)	(85,633)	**	(177,265)	(150)	(177,115)	**
Net loss	$(85,783)	$(150)	$(85,633)	**	$(177,265)	$(150)	$(177,115)	**

*	Not meaningful
**	Change is significantly more than 1,000%

Research and Development Expenses

Research and development expenses were $46,480 and $92,960 for the three and six months ended June 30, 2022 compared with $0 for the three months ended June 30, 2021 and the period from March 11, 2021 (Inception) to June 30, 2021. The increase is due to the issuance of warrants to consultants that provide certain services to the Company.

General and Administrative Expenses

General and administrative expenses were $39,303 for the three months ended June 30, 2022, compared with $150 for the three months ended June 30, 2021. The increase of $39,153 was primarily due to the increase in event marketing and development fees, and other professional fees for legal, auditing and tax services. General and administrative expenses were $84,305 for the six months ended June 30, 2022, compared with $150 for the period from March 11, 2021 (Inception) to June 30, 2021. The increase of $84,155 was primarily due to the increase in event marketing and development fees, and other professional fees for legal, auditing and tax services.

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $68,735 and $238,202, respectively.

We have financed our operations through the issuance of common stock. In July 2022, we issued 1,725,000 shares of common stock for total gross proceeds of $6,900,000 through an initial public offering (“IPO”). We received net proceeds after commissions, fees and expenses of approximately $5,875,000, with $500,000 of these funds currently held in an escrow account for our benefit.

Funding Requirements

We believe the net proceeds of the IPO will be sufficient to meet our cash, operational and liquidity requirements for approximately two years.

We cannot specify with certainty all of the particular uses for the net proceeds to us from the IPO. Accordingly, our management will have broad discretion in the application of these proceeds.

We intend to use the net proceeds from the IPO for operating expenses, marketing, event expenses, streaming, retention of additional staff in India, working capital and general corporate purposes, including perhaps acquisitions of game licenses, technology platform agreements and strategic partnerships. Investors are cautioned, however, that expenditures may vary substantially from these uses. Investors will be relying on the judgment of our management, who will have broad discretion regarding the application of the proceeds of this IPO. The amounts and timing of our actual expenditures will depend upon numerous factors, including the amount of cash generated by our operations and the amount of competition we face and other operational factors. We may find it necessary or advisable to use portions of the proceeds from the IPO for other purposes.

Because of the numerous risks and uncertainties associated with establishing a new business in India, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

●	Failure of future market acceptance of our mobile esports products and services;

●	Increased levels of competition;

●	Changes in political, economic or regulatory conditions generally and in the markets in which we operate;

●	Our ability to retain and attract senior management and other key employees;

●	Our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and

●	Other risks, including those described in the “Risk Factors” discussion.

See “Risk Factors” for additional risks associated with our substantial capital requirements.

Cash Flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Six Months Ended
	June 30,
	2022	2021

Net cash provided (used) by:
Operating activities	$(116,119)	$(150)
Investing activities	—	—
Financing activities	(53,348)	115,705
Net increase (decrease) in cash and cash equivalents	$(169,467)	$115,555

Operating Activities

Net cash used in operating activities increased $115,969 for the six months ended June 30, 2022. The increase was primarily due to an increase in both research and development expenses and general and administrative expenses during the six months ended June 30, 2022 compared with the period from March 11, 2021 (Inception) to June 30, 2021.

Financing activities

Net cash used by financing activities was $53,348 during the six months ended June 30, 2022 compared with $115,705 provided by financing activities during the period from March 11, 2021 (Inception) to June 30, 2021. During the period from March 11, 2021 (Inception) to June 30, 2021, we received $6,100 of proceeds from the sale of common stock and $109,605 of advanced payments for the future issuance of common stock. Subsequent to June 30, 2021, we issued 3,653,500 shares of common stock for $109,605 of advanced payments received. During the six months ended June 30, 2022, we incurred deferred financing costs associated with the IPO of $53,348.

JOBS Act

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act, we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

Subject to certain conditions, as an emerging growth company, we rely on certain of these exemptions, including without limitation:

●	reduced disclosure about our executive compensation arrangements;

●	no advisory votes on executive compensation or golden parachute arrangements; and

●	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (ii) the last day of 2027; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We may choose to take advantage of some but not all of these exemptions. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock.

Smaller Reporting Company

As a “smaller reporting company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in addition to providing reduced disclosure about our executive compensation arrangements and business developments, among other reduced disclosure requirements available to smaller reporting companies, we present only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

We are not currently subject to any legal proceedings or claims, however, we may become subject to legal proceedings and claims arising in connection with the normal course of our business.

Item 1A. Risk Factors.

Risks Related to Our Business

Our business plan contemplates the expansion and development of an existing business in the new area of mobile esports competition, or “esports gaming,” and we may not be successful in realizing a profitable business.

Mobile sports competitions, utilizing mobile cell phones, laptops, and tablets to gather audiences and upon which players compete, is a relatively new industry. Our Management believes there is a great opportunity to create a large and profitable sports franchise out of this industry, generating substantial revenues from ticket sales, live streaming video, sponsors, advertisements, sales of merchandise associated with university and professional teams, and other revenue sources. But there is no assurance there will be market acceptance or great public interest in this new sport, or that we can generate significant revenues and profits from esports competitions, tournaments and associated streams of revenues.

Our initial focus will be on expanding a business to deliver mobile esports tournaments, games and activities in association with 76 Indian universities. Although interest in mobile esports programming is growing in South Asia, university mobile esports are new to Indian sub-continent audiences and broadcasts/streaming of our university league’s esports games and tournaments may not resonate with these audiences. As a result, we may not generate sufficient viewership to attract advertisers and increase the value of the media rights we intend to expand and promote. You should consider our business and prospects in light of the challenges, risks and difficulties we may encounter in this new and rapidly evolving mobile esports content market.

We rely on information technology and other systems and services provided by third parties, primarily by Artemis Avenue; any failures, errors, defects or disruptions in these systems or services could diminish our brand and reputation, subject us to liability, disrupt our business and adversely affect our operating results and growth prospects. The third-party platforms upon which these systems and software are made available could contain undetected errors.

The challenges presented in India to deliver and receive content for MOGO are significant for four reasons: (i) the infrastructure for both broadband and mobile bandwidth is not evenly available; (ii) users may access our digital content on an older smart phone with lower processing power and a slower connection; (iii) our content will often be live and may involve teams bunched together in specific geographic areas, which means that they will be accessing content from the same place, at the same time; and (iv) the latency, or the delay between when a player does something and that action is seen by another player or viewer, must be negligible in order to have exciting real time competition.

Our technology infrastructure is critical to the performance of our offerings and to user satisfaction. However, the systems provided by Artemis Avenue, on which we will rely, may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. Further, we may be subject to cyber-attacks and we may find it difficult to protect our systems, data and user information and to prevent outages, data or information loss, fraud, security breaches. We may in the future experience website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. Such disruptions from unauthorized access, fraudulent manipulation, tampering with our computer systems and technological infrastructure, or those of third parties, could result in a wide range of negative outcomes, each of which could materially adversely affect our business, financial condition, results of operations and/or prospects.

We cannot be certain that our business initiatives and operations will maintain regulatory approval, and without regulatory approval we will not be able to market and grow our business.

We believe esports to be fairly defined as competitive games of skill, timing, knowledge, experience, practice, attention and teamwork, but not games of chance or luck. We believe that “cash-based” tournaments involving games of skill should not be considered gambling because the generally accepted definition of gambling involves three specific things: (i) the award of a prize, (ii) paid-in consideration (meaning entrants pay to compete) and (iii) an outcome determined on the basis of chance.

We believe that in India and other countries our mobile esports games, which permit players and teams to play against each other with prize money distributed to the last remaining competitors as cash prizes, will be considered games of skill. We do not intend to offer any facility for players to wager on the outcome of the games or events.

This is relevant because online gaming has gained significant scrutiny in India. Games of chance in India are considered gambling and are expressly prohibited. Seven Indian states have amended their laws to ban fantasy sports gambling and other real money gambling games. But the High Court in the Indian state of Rajasthan dismissed a plea to ban Dream11 in October 2020 and ruled that the format of an online fantasy game is a game of mere skill and is protected under the State’s Constitution. Rajasthan is one of 28 states and 8 union territories in India, and the other states and the national government have not addressed this issue. It remains uncertain as to how other Indian states and the Indian national government will define or regulate our esports games in the future, if at all. And it is uncertain whether other South Asian countries, or countries elsewhere, will adopt laws banning or regulating our esports games despite our position that they do not involve gambling. Prospective investors should assess this risk of government regulations or prohibition in assessing an investment in our shares, as negative government regulation at any level could destroy our markets or severely limit operations, thereby reducing our revenues and the value of our business and the value of your investment.

Risks to our commercialization of licensed rights involving 76 Indian universities.

SII has granted to MOGO a license to commercially exploit certain rights held by SII through SII’s subsidiary, EUSAI, associated with the development, organization, promotion, marketing and distribution of esports leagues, games, tournaments, products and programing in India in participation with 76 EUSAI-member universities with whom SII or EUSAI has contractual or correspondence relationships. We are relying on the commercialization of these rights to jumpstart the expansion of our esports business.

However, one or more or all of such universities, for whatever reason, could decide to withdraw from their arrangement with EUSAI and/or SII, either dropping the pursuit of esports altogether, or nominating new third parties to assist in their development of esports leagues and teams, or placing restrictions on use of Brand Elements. If a number of universities withdrew, it could have a significant negative impact on our Company and successful implementation of our business plan.

The agreements with SII provide that SII is obligated to compensate participating universities and their players, including payment of any royalties or participations, for MOGO’s use of logos, trademarks and names and likenesses associated with the universities and their players, and SII is also obligated to pay for lodging, food and transportation of Participating University players. Further, SII has agreed to invest capital in the manufacture, marketing, distribution and sale of merchandise associated with esports programs. SII has agreed to provide consulting services to MOGO with regard to development of its esports business, through at least December 31, 2022. SII is not a public company, does not have substantial capital reserves, and conceivably could default in performance of one or more of these obligations. Any SII default would likely have a material negative effect on our Company and our successful implementation of our business plan.

The rights assigned to MOGO by SII under the license of rights and/or correspondence relationships by SII to MOGO associated with the 73 universities are limited; SII may support MOGO competitors or become a competitor of MOGO in the future.

The limited License granted by SII to MOGO excludes material areas of esports commercial exploitation that are retained by SII. SII retains all esports rights associated with games between Indian teams and Pakistani teams. But MOGO is free to develop its own esports content revolving around such competition, provided that such development does not conflict with the rights of SII or obligations of MOGO, including without limitation the obligation of MOGO not to interfere with SII’s relationship with Participating Universities, making any claim against any Participating University without SII’s prior written approval, or interfering with Licensor’s relationships with its vendors, customers, clients, partners, employees, licensees, licensor, consultant or supplier to Licensor. For “Excluded Games,” which are defined as games or tournaments between Indian and Pakistani teams that would be transmitted or streamed by brand-name networks, such as Sony Ten, NEO Sports, ESPN, DSport, DDSports, Star Sports, Fox Sports, Netflix, youtube.com, twitch.com or other similar linear or streaming networks, both MOGO and SII are free to separately negotiate and stream esports games and programing, including content licensed to MOGO by SII under collective agreements between the parties. SII retains all rights to license, manufacture and distribute merchandise that bears university team Logos and Name and Likeness with MOGO’s name and logos; however, MOGO is entitled to receive a merchandise royalty of one-third of profits from sales of such merchandise. Sponsorship Rights with respect to such merchandise are retained solely by SII. There are various other limitations on the rights assigned to MOGO under the License of Rights Agreements.

The License is limited to rights SII has or ‘obtains’ from the Association of Indian Universities (AIU) or from so-called “Participating Persons,” defined as participating universities, esports athletes, esports competing students, faculty members, other employees, and alumni or fans of a participating university in that capacity, rather than in their capacities as members of the general public. Although SII is obligated to use best efforts to acquire such rights, it has no liability to the extent that AIU or Participating Persons terminate or limit such person’s grant of rights to SII.

The License is for a limited term and expires on December 31, 2026, provided that if MOGO completes a public offering during 2022, the term will continue for seven years after the date MOGO shares start publicly trading following a public offering (per Third Supplement to founders Agreement).

Nothing in the Assignment of License agreement prohibits SII from using, licensing or granting online rights, gaming rights or similar rights pertaining to Esports Games, transmitted or streamed, by brand-name networks, or virtual play on a live or delayed basis, of sports events organized by SII or for its universities, or with avatars representing the athletes who play in such events. SII may elect to grant such rights to competitors of MOGO. SII may itself elect to commercially exploit such rights and thereby become a competitor of MOGO. SII has specifically retained for itself, all esports rights associated with its universities and India-Pakistan competition and has set up a separate company to commercially exploit this opportunity in which we have no interest. As a result, the long-term relationship with SII is uncertain and SII or its current or future affiliates, may become significant competitors of MOGO and limit or reduce MOGO’s opportunities to expand its esports business, thereby reducing our revenues, the value of our business and the value of your investment.

Because we are newly organized, we are a development-stage company without significant revenues and have a limited operating history.

Mobile Global Esports (“MOGO” or “Mogo,” or the “Company”) was organized in March of 2021 to carry on and expand an esports business (the “Business”) started by Sports Industry of India (“SII”), in 2016. Through a series of contracts, the rights to the Business were assigned to MOGO by SII and its affiliates beginning in August of 2021. We are in the process of expanding this Business, but to date we do not have significant revenues. Despite some five years of operations, the Business has many of the risks of a new business because the entire industry of esports is so new and still in many ways undefined. You should consider the Company’s prospects in light of the costs, uncertainties, delays, and difficulties frequently encountered by companies in this early stage of development. In particular, you should consider that we cannot provide assurance that we will be able to:

●	Successfully implement our business plan and expand our esports business to develop significant streams of revenue;

●	Maintain our management team;

●	Maintain licensed rights associated with SII’s universities to which we have gained access pursuant to a license of rights agreement with SII;

●	Raise sufficient funds in the capital markets to implement our business plan;

●	Attract, enter into and/or maintain contracts with players and sponsors; and

●	Compete effectively in the competitive environment in which we will operate.

If we cannot successfully accomplish these objectives, our business and your investment are likely to be negatively impacted.

The future success we might enjoy will depend upon many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in our company. We will incur initial operating losses as we expand our business, and it may be some time before we achieve positive cash flow and/or profitability, and we may never reach such goals. There is of course no assurance that significant revenues will be generated, or that gross revenues will be sufficient to cover our out-of-pocket expenses, or that we will realize profits.

We will require additional financing if we are successful, and cannot be certain that such additional financing will be available on reasonable terms when required, or at all.

As of March 31, 2022, we had a bank balance of approximately $113,886. While this amount is sufficient to continue with operating activities on a limited basis for at least the next six months, we need to raise additional capital to fund our operations while we implement and execute our business plan and expand our business, hence this public offering. But we will likely require additional capital beyond this offering if our business is to be successful.

We currently do not have any contracts or commitments for additional financing beyond this offering. Any future equity financing may involve substantial dilution to existing shareholders. There can be no assurance that such additional capital will be available on a timely basis, or on terms acceptable to the Company. If adequate funds are not available or are not available on acceptable terms when needed, the Company may not be able to fund its business or its expansion, take advantage of strategic acquisitions or investment opportunities or respond to competitive pressures. Such inability to obtain additional financing when needed could have a material adverse effect on the Company’s business, results of operations, cash flow, financial condition and prospects.

If we raise additional funds by issuing equity or convertible debt securities, we will reduce the percentage ownership of our then-existing stockholders, and the holders of those newly-issued equity or convertible debt securities may have rights, preferences, or privileges senior to those possessed by our then-existing stockholders and/or note holders. Additionally, future sales of a substantial number of shares of our Common Stock or other equity-related securities could depress the future market price of our Common Stock if and when we create a public market, and could impair our current or future ability to raise capital through the sale of additional equity or equity-linked securities or the sale of debt. There is no assurance that a public market for our securities will develop. We cannot predict the effect that future sales of our Common Stock or other equity-related securities would have on the price of our Common Stock.

Since we have broad discretion in how we use the proceeds from this offering, we may use the proceeds in ways with which you disagree.

We have not allocated specific amounts of the net proceeds from this offering for any specific purpose, other than we plan to use such net proceeds for working capital, general corporate purposes and in furtherance of our corporate strategy. Accordingly, our management will have flexibility in applying the net proceeds of this offering. You will be relying on the judgment of our management with regard to the use of these net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. It is possible that the net proceeds will be invested in a way that does not yield a favorable, or any, return for us. The failure of our management to use such funds effectively could have a material adverse effect on our business, financial condition, operating results and cash flow.

The current and potential effects of the coronavirus may impact our business, results of operations and financial condition.

In December 2019, a novel strain of coronavirus (Covid-19) emerged in China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread and infections have been reported globally. Due to the outbreak of Covid-19, almost all major sports events and leagues were postponed or put on hold for a significant period. Travel restrictions and border closures have materially impacted our ability to manage and operate the day-to-day functions of our business. Management has been able to operate with less efficiency in a virtual setting. However, if such restrictions become more severe due to a surge of virus infections, they could negatively impact those activities in a way that would harm our business over the long term. Travel restrictions can restrain our ability to operate, but at present we do not expect these restrictions on personal travel to be material to our business operations or financial results since the initial esports events will be held online.

The ultimate impact of the Covid-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the Covid-19 outbreak, new information which may emerge concerning the severity of the Covid-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may have a material adverse impact on our business, financial condition and implementation of our business plans.

Actual or threatened epidemics, pandemics, outbreaks or other public health crises may materially and adversely impact our operations, adversely affecting the local economies where we operate and negatively impacting our customers’ spending in the impacted regions.

The interactive entertainment industry is intensely competitive. Mobile Global Esports faces competition from a growing number of interactive companies and, if the Company is unable to compete effectively, its business could be negatively impacted.

The industry we are addressing is “mobile” esports. Our market is part of a much larger interactive entertainment market. There is intense competition among Interactive Entertainment Companies for the consumer’s dollar. There are a number of established, well-financed companies producing esports and interactive entertainment products and systems that will compete with the products and services planned by the Company. Many of these competitors have financial resources much greater than ours. They may spend more money and time on developing and testing product and services, undertake more extensive marketing campaigns, adopt more aggressive pricing policies or otherwise develop more commercially successful products and services than the Company. This could impact the Company’s ability to win new business and retain business. Furthermore, new competitors may enter the Company’s key market areas. If the Company is unable to obtain significant market share or if it loses market share to its competitors, the Company’s results of operations and future prospects would be materially adversely affected. The Company’s success depends on its ability to develop new products and services, and enhance existing products and services, at prices and on terms that attract and retain customers.

In addition, SII, which has assisted us in our organization and has licensed to us certain commercialization rights associated with 73 universities in India, is not precluded from establishing its own esports business once its consulting services to us are concluded. It is possible it, or its affiliates, could become significant competitors to us in the mobile esports markets in South Asia on which we are focused.

Our revenues and profitability depend upon many factors for which no assurance can be given.

Our ability to achieve expanded revenues will depend, in large part, upon our ability to attract mobile esports users and viewers to our offerings, retain users and viewers, and reactivate users and viewers in a cost-effective manner. Achieving growth may require us to increasingly engage in sophisticated and costly sales and marketing efforts, which may not make sense in terms of return on investment. In addition, our ability to increase the number of users and viewers of our offerings will depend on continued user adoption of mobile esports. Growth in the mobile esports industry and the level of demand for and market acceptance of our mobile esports products and services will be subject to a high degree of uncertainty. We cannot assure the consumer adoption of our mobile esports product and service offerings.

Further, revenues do not assure profitability. Profitability depends upon many factors, including the ability to develop, commercialize, market, sell and maintain valuable mobile esports products and services at reasonable profit margins, our ability to identify and obtain the rights to additional mobile esports products and services to add to our existing lines, success and expansion of our sales programs, expansion of our player and fan bases, and obtaining the right balance of expense levels and the overall success of our business activities.

Once, and if, we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to generate sufficient revenues, or to become and remain profitable, would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or even continue our operations. It could result in a decline in the value of our stock and you could lose all or part of your investment.

Litigation costs and the outcome of litigation could have a material adverse effect on the Company’s business.

From time to time, the Company may be subject to litigation claims through the ordinary course of its business operations regarding, but not limited to, employment matters, security of consumer and employee personal information, contractual relations with suppliers, marketing and infringement of trademarks and other intellectual property rights, and other matters. Litigation to defend the Company against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition and results of operations.

The Company is not aware of any current material legal proceedings outstanding, threatened or pending as of the date hereof by or against the Company.

If we are unable to build and enhance our brands and reputation or if events occur that damage our brands and reputation, our ability to expand our players, university teams, sponsors and commercial partners may be impaired.

The success of our business depends on the value and strength of our esports media brands and the audiences who watch on television, cell phones, or stream on the internet. The strength of our esports media brands determines our ability to expand our player and fan bases and attract sponsors and advertisers. To be successful, we believe we must preserve, grow and leverage the value of our brands across all of our revenue streams. Unfavorable publicity regarding our esports properties could negatively affect our brands’ reputations. Failure to respond effectively to negative publicity could also erode our brands’ reputations. In addition, events in the industry as a whole, even if unrelated to us, may negatively affect our brands’ reputations. A failure to build brand awareness or negative events that damage our brands’ reputations could interfere in the growth of, or result in a decline in players, television and social media audiences, fan loyalty or corporate sponsors to support our esports media properties. As a result, we might not be able to obtain revenues sufficient to attain profitability, or there might be a material adverse effect on our business, results of operations, financial condition and cash flow, causing us to sustain losses. We might not then be able to obtain the resources or time that would be needed to attempt to rebuild our brands and reputation.

Our insurance coverage may not adequately protect us against all possible risks of loss. Further, our business exposes us to potential liabilities that may not be covered by insurance.

The operation of university athletic events, and specifically a mobile esports league and teams, are subject to a number of risks that could expose us to substantial liability for personal injury. We intend to purchase insurance against certain of these risks, but our insurance may not be adequate to cover our liabilities.

We do not have any business liability, disruption or litigation insurance coverage for our operations in the US or in India. Accordingly, a business disruption, litigation or natural disaster may result in substantial costs and divert management’s attention from our business, which could have an adverse effect on our results of operations and financial condition.

The Company’s results of operations could be affected by natural events in the locations in which it operates or where its customers or suppliers operate.

Mobile Global Esports, its customers and its suppliers are expected to have operations in locations subject to natural occurrences such as severe weather and other geological events, including monsoons, earthquakes or outbreaks of pestilence that could disrupt operations. Any serious disruption at any of the Company’s facilities or the facilities of its customers or suppliers due to a natural disaster could have a material adverse effect on our revenues and increase our costs and expenses.

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of June 30, 2022, we had 12 full-time employees and 6 key advisors. The employees in India work a majority of their time to organize events for our operations in India. Of the 18-member team, nine are located in the US, eight are located in India, and one is in Pakistan. None of the employees or advisors are taking a salary prior to project funding. As our company grows, we plan to expand our employee base. In addition, we intend to grow by expanding our business, increasing market penetration and developing new products and services. Future growth will impose significant additional responsibilities on our management, including the need to develop and improve our existing administrative and operational systems and our financial and management controls and to identify, recruit, maintain, motivate, train, manage and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our organization, give rise to operational mistakes, loss of business opportunities, loss of employees and/or reduced productivity. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to effectively manage the expansion of employees and manage future growth.

Risks Related to the Economy

An economic downturn and adverse economic conditions may harm our business.

Any economic downturn and adverse conditions in South Asian regional and global markets may negatively affect our operations. Our projected future broadcasting/streaming revenue in part will depend on consumers’ availability of personal disposable income and on our corporate marketing and operating budgets. Further, projected future sponsorship and commercial revenues are contingent upon the expenditures of businesses across a wide range of industries, and if these industries cut costs in response to any economic downturn, our revenue may similarly decline. Continued weak economic conditions could cause a reduction in our anticipated corporate sponsorships, which could have a material adverse effect on our business, results of operations, financial condition and cash flow.

In this regard, the Covid-19 pandemic has adversely affected our ability to generate revenues, raise capital, negotiate new business arrangements in India and adequately staff and manage our business. The extent to which Covid-19 in the future impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain, rapidly changing and cannot be predicted, including new information that may emerge concerning the severity of Covid-19 and the actions taken to contain it or treat its impact, and the success and availability of vaccines to prevent it.

Risks Related to Laws, Regulations and Offshore Operations

Regulations that may be adopted with respect to the internet and electronic commerce may decrease the growth in the use of the internet and lead to the decrease in the demand for the Company’s products and services.

In addition to regulations pertaining to the esports industry in general, the Company may become subject to any number of laws and regulations that may be adopted with respect to the internet and electronic commerce. New laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation, advertising, intellectual property, information security, and the characteristics and quality of online products and services may be enacted. As well, current laws, which predate or are incompatible with the internet and electronic commerce, may be applied and enforced in a manner that restricts the electronic commerce market. The application of such pre-existing laws regulating communications or commerce in the context of the internet and electronic commerce is uncertain. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel and personal privacy are applicable to the internet. The adoption of new laws or regulations relating to the internet, or particular applications or interpretations of existing laws, could decrease the growth in the use of the internet, decrease the demand for the Company’s mobile esports products and services, increase our cost of doing business or could otherwise have a material adverse effect on our business, revenues, operating results and financial condition.

The risks related to international operations could negatively affect the Company’s results.

Most all of the Company’s operations will be conducted in foreign jurisdictions including, but not limited to India. It is expected that the Company will derive all of its revenue from transactions denominated in currencies other than the United States dollar, and the Company expects that receivables with respect to foreign sales will account for all of its total accounts and receivables outstanding for some time.

As such, the Company’s operations may be adversely affected by changes in foreign government policies and legislation or social instability and other factors which are not within the control of the Company, including, but not limited to, recessions in foreign economies, expropriation, nationalization and limitation or restriction on repatriation of funds, assets or earnings, longer receivables collection periods and greater difficulty in collecting accounts receivable, changes in consumer tastes and trends, renegotiation or nullification of existing contracts or licenses, changes in policies, regulatory requirements or the personnel administering them, currency fluctuations and devaluations, exchange controls, economic sanctions and royalty and tax increases, risk of terrorist activities, revolution, border disputes, implementation of tariffs and other trade barriers and protectionist practices, taxation policies, including royalty and tax increases and retroactive tax claims, volatility of financial markets and fluctuations in foreign exchange rates, difficulties in the protection of intellectual property particularly in countries with fewer intellectual property protections, the effects that evolving regulations regarding data privacy may have on the Company’s online operations, adverse changes in the creditworthiness of parties with whom the Company has significant receivables or forward currency exchange contracts, labor disputes and other risks arising out of foreign governmental sovereignty over the areas in which the Company’s operations are conducted.

The Company’s operations may also be adversely affected by social, political and economic instability and by laws and policies of such foreign jurisdictions affecting foreign trade, taxation and investment. If the Company’s operations are disrupted and/or the economic integrity of its contracts is threatened, its business would be harmed.

The Company’s international activities may require protracted negotiations with host governments, national companies and third parties. Foreign government regulations may favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. In the event of a dispute arising in connection with the Company’s operations in a foreign jurisdiction where it conducts its business, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdictions of the courts of United States or enforcing American judgments in such other jurisdictions. The Company may also be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity. Accordingly, the Company’s activities in foreign jurisdictions could be substantially affected by factors beyond the Company’s control, any of which could have a material adverse effect on it. The Company believes that management’s experience to date in commercializing other products and services may be of assistance in helping to reduce these risks. Some countries in which the Company may operate may be considered politically and economically unstable.

The Company is subject to foreign exchange and currency risks that could adversely affect its operations, and the Company’s ability to mitigate its foreign exchange risk through hedging transactions may be limited.

The Company expects that it will derive all or most of its revenues in currencies other than the United States dollar for the foreseeable future; however, a significant portion of the Company’s operating expenses for its corporate activities are likely to be incurred in United States dollars. Fluctuations in the exchange rate between the U.S. dollar, the rupee and other currencies may have a material adverse effect on the Company’s business, financial condition and operating results. The Company’s financial results are affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than United States dollar and from the translation of foreign-currency-denominated balance sheet accounts into United States dollar-denominated balance sheet accounts. The Company is exposed to currency exchange rate fluctuations because portions of its revenue and expenses are denominated in currencies other than the United States dollar, particularly in the Indian rupee to start.

The risks of operating as an American company in India are an issue for every foreign investor.

The risks of operating as an American company in India are an issue for every foreign investor. The Company will mitigate some of this risk by maintaining a locally-recruited management and staff, and relying through its relationship with SII, on SII’s political and business relationships, such as the Association of Indian Universities (AIU), the Sports Authority of India (SAI), the SII universities, for whom the company plans to develop, promote and commercialize mobile esports, and by the protection afforded by India’s comprehensive commercial law structure, particularly in the areas of intellectual property law, trademark law, contract law, tax law and the uniform commercial code, and similar laws in other South Asian jurisdictions.

Business interruptions due to terrorism or civil unrest could adversely affect us.

Our business and our assets are planned to be primarily located in India, a country with examples of terrorism and civil unrest, and as a result, we and our affiliates could be potential targets of terrorism. In addition, any prolonged business interruption at any of the arenas where we host our events could result in a decline in mobile esports revenue. We currently do not have business interruption insurance in place. If and when we do have business interruption insurance coverage it may only cover some, but not all, of these potential events, and even for those events that are covered, it may not be sufficient to compensate us fully for losses or damages that may occur as a result of such events, including, for example, loss of market share and diminution of our trademarks, reputation and player and fan loyalty. Any one or more of these events could have a material adverse effect on our business, results of operation, financial condition and/or cash flow.

Changing laws, rules and regulations and legal uncertainties, including adverse application of tax laws and regulations, may adversely affect our business and financial performance.

Our business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing, or the promulgation of new laws, rules and regulations applicable to us and our business, including those relating to the internet, e-commerce, consumer protection and privacy. Such unfavorable changes could decrease demand for our services and products, increase costs and/or subject us to additional liabilities. Furthermore, the growth and development of e-commerce may result in more stringent consumer protection laws that may impose additional burdens on online businesses generally.

Risks Related to the Company’s Management

Failure to attract, retain and motivate key employees may adversely affect the Company’s ability to compete and the loss of the services of key personnel could have a material adverse effect on the Company’s business.

The Company depends on the services of a few key executive officers. The loss of any of these key persons could have a material adverse effect on the Company’s business, results of operations and financial condition.

The unexpected loss of services of one or more of these individuals could also adversely affect the Company. The Company is not protected by key man or similar life insurance covering members of senior management but is contemplating obtaining key man insurance.

The Company’s success is also highly dependent on its continuing ability to identify, hire, train, motivate and retain highly qualified technical, marketing and management personnel. Competition for such personnel can be intense, and the Company cannot provide assurance that it will be able to attract or retain highly qualified technical, marketing and management personnel in the future. The Company’s inability to attract and retain the necessary technical, marketing and management personnel may adversely affect its ability to carry forward its business plan, and may limit future growth and profitability.

Our current management team has limited prior experience managing university esports businesses.

Our current executive management team has limited experience managing esports business, but does not have experience in managing university esports teams or leagues. In fact, practically no one has such experience because this segment of the industry is so new. This lack of experience could adversely affect our ability to run our business properly or to raise additional capital that may be necessary for our continued operations. We will endeavor to recruit seasoned executives, as and if capital is available to fund their hiring.

Risks Related to Intellectual Property and Technology

Failure to adequately protect our intellectual property and curb the sale of counterfeit merchandise could injure our trademarks.

We are susceptible to brand infringement such as counterfeiting and other unauthorized uses of our intellectual property rights. However, it is not possible to detect all instances of brand infringement in a timely manner. Additionally, where instances of brand infringement are detected, we cannot guarantee that such instances will be prevented as there may be legal or factual circumstances which give rise to uncertainty as to the validity, scope and enforceability of our intellectual property rights in the brand assets.

We also may license our intellectual property rights to third parties. In an effort to protect our brands, we will try in such event to enter into licensing agreements with such third parties which govern the use of our intellectual property and which require our licensees to abide by quality control standards with respect to such use. Although we will make efforts to monitor our licensees’ use of our intellectual property, we cannot assure you that these efforts will be sufficient to ensure their compliance. The failure of our licensees to comply with the terms of their licenses could have a material adverse effect on our business, results of operations, financial condition and cash flow.

Our business will be subject to online security risk, and loss or misuse of our stored information, including the exposure of customers’ personal information, could lead to government enforcement action or other litigation, potential liability, or otherwise harm our business.

We will receive, process, store and use personal information and other customer data as a part of our business. There are numerous federal, state and local laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other data. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other player data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us which could have an adverse impact on our business. In the area of information security and data protection, many jurisdictions have passed laws requiring notification to customers when there is a security breach for personal data or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. The costs of compliance with these types of laws may increase in the future as a result of changes in interpretation or changes in law. Any failure on our part to comply with these types of laws may subject us to significant liabilities.

We will rely on other third-party data and live-streaming providers for real-time and accurate data and/or live streams for mobile esports events, and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.

We will rely on third-party sports data and live streaming providers to obtain accurate information regarding schedules, results, performance and outcomes of mobile esports events and the live streaming of such events. We may experience errors in this data and/or streaming feed. If we cannot adequately resolve the issue with our end users, our end users may have a negative experience with our offerings, our brand or reputation may be negatively affected and our users may be less inclined to continue or resume utilizing our products and services, or recommend our platform to other potential users. As such, a failure or significant interruption in our service would harm our reputation, business and operating results.

Furthermore, once we establish a relationship with a data and/or live streaming partner, if it terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and may not be able to secure similar terms or replace such providers in an acceptable time frame. Any of these risks could increase our costs and adversely affect our business, financial condition and results of operations. Further, any negative publicity related to any of our selected third-party partners, including any publicity related to regulatory concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.

Systems, network or telecommunications failures or cyber-attacks may disrupt the Company’s business and have an adverse effect on the Company’s operations.

Any disruption in the Company’s network or telecommunications services could affect the Company’s ability to operate its mobile online esports offerings, which would result in reduced revenues and customer down time. The Company’s network and databases of players, fans, and sponsors information, including intellectual property, trade secrets, and other proprietary business information and those of the third parties the Company utilizes, will be susceptible to outages due to fire, floods, power loss, break-ins, cyber-attacks, hackers, network penetration, data privacy or security breaches, denial of service attacks and similar events, including inadvertent dissemination of information due to increased use of social media. Despite implementation of network security measures and data protection safeguards, including a disaster recovery strategy for back-office systems, the Company’s servers and computer resources will be vulnerable to viruses, malicious software, hacking, break-ins or theft, third-party security breaches, employee error or malfeasance, and other potential compromises. Disruptions from unauthorized access to or tampering with the Company’s computer systems, or those of the third parties the Company utilizes, in any such event could result in a wide range of negative outcomes, including devaluation of the Company’s intellectual property goodwill and/or brand appeal, increased expenditures on data security, and costly litigation, and can have a material adverse effect on the Company’s business, revenues, reputation, operating results and financial condition.

Risks Related to Our Common Stock

Our officers, directors and 5% stockholders may exert significant influence over our affairs, including the outcome of matters requiring stockholder approval.

As of the date of our IPO, our officers, directors and more than 5% shareholders own in the aggregate approximately 42% of our outstanding Common Stock. As a result, when acting together, although such individuals will not have a controlling interest in our Company, they still will have a significant impact on the election of our directors and in determining the outcome of any corporate action, including corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and influence could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

We currently do not intend to pay dividends on our Common Stock. As a result, your only opportunity to achieve a return on your investment is if the price of our Common Stock appreciates.

We currently do not expect to declare or pay dividends on our Common Stock. In addition, in the future we may enter into agreements that prohibit or restrict our ability to declare or pay dividends on our Common Stock. As a result, your only opportunity to achieve a return on your investment will be if we are able to establish a public market for our stock, the market price of our Common Stock appreciates and you sell your shares.

Shareholders will likely experience dilution of their ownership interest due to the future issuance of additional shares of our Common Stock.

We are in a capital-intensive business and we do not have sufficient funds to finance the growth of our business without issuing additional securities beyond the shares to be sold in this offering, resulting in the dilution of the ownership interests of holders of our Common Stock. We are currently authorized to issue 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. Additionally, the Board may subsequently approve increases in authorized Common Stock or Preferred Stock. The potential issuance of such additional shares of common or Preferred Stock or convertible debt may create downward pressure on the trading price of our Common Stock once and if a public market for our stock is established. We may also issue additional shares of Common Stock or other securities that are convertible into or exercisable for Common Stock in future public offerings or private placements for capital-raising purposes or for other business purposes. The future issuance of a substantial number of common shares into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common shares could make it more difficult to raise funds through future offerings of our common shares or securities convertible into common shares.

Our amended and restated certificate of incorporation allows for our board of directors to create new series of Preferred Stock without further approval by our stockholders, which could have an anti-takeover effect and could adversely affect holders of our Common Stock.

Our authorized capital includes Preferred Stock issuable in one or more series. Our board has the authority to issue Preferred Stock and determine the price, designation, rights, preferences, privileges, restrictions and conditions, including voting and dividend rights, of those shares without any further vote or action by stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any Preferred Stock that may be issued in the future. The issuance of additional Preferred Stock, while providing desirable flexibility in connection with possible financings and acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the voting power of our outstanding voting securities, which could deprive our holders of Common Stock of a premium that they might otherwise realize in connection with a proposed acquisition of our company.

We expect to incur significant additional costs as a result of being a public company, which may adversely affect our business, financial condition and results of operations.

Upon completion of this offering, we expect to incur costs associated with corporate governance requirements that will become applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Exchange Act, as well as the rules of the Nasdaq. These rules and regulations are expected to significantly increase our accounting, legal and financial compliance costs and make some activities more time-consuming. We also expect these rules and regulations to make it more expensive for us to obtain and maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Accordingly, increases in costs incurred as a result of becoming a publicly traded company may adversely affect our business, financial condition and results of operations.

If and when a trading market for our securities develops, the market price of such securities is still likely to be highly volatile and subject to wide fluctuations, and you may be unable to sell your securities at or above the price at which you acquired them.

The stock market in general and the markets for smaller companies in particular have experienced extreme volatility that may be unrelated to the operating performance of particular companies. Once and if our common shares become publicly traded, the market price for our securities may be influenced by many factors that are beyond our control.

The trading price of our shares might also decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. These factors, among others, could harm the value of your investment in our securities. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, operating results and financial condition.

Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our Common Stock and warrants.

We are a Delaware corporation and the anti-takeover provisions of Delaware law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that some stockholders may consider favorable.

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Document
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
101*	The following materials from Mobile Global Esports Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Extensible Business Reporting Language (iXBRL): (i) Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021, (ii) Statements of Operations (unaudited) for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and the period from March 11, 2021 (Inception) to June 30, 2021 (iii) Statement of Stockholders’ Equity (unaudited) for the six months ended June 30, 2022 and for the period from March 11, 2021 (Inception) to June 30, 2021, (iv) Statements of Cash Flows (unaudited) for the six months ended June 30, 2022 and for the period from March 11, 2021 (Inception) to June 30, 2021 and (v) Notes to Financial Statements (unaudited).
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE GLOBAL ESPORTS INC.

DATE: September 19, 2022	By:	/s/ David Pross
David Pross
Chief Executive Officer

MOBILE GLOBAL ESPORTS INC.

DATE: September 19, 2022	By:	/s/ Kiki Benson
Kiki Benson
Chief Financial Officer