Form 10-Q
period 2022-09-30
Mobile Global Esports, Inc.
filed 2022-11-18
CIK 1886362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 18, 2022, there were 20,421,593 shares of the registrant’s common stock outstanding.

MOBILE GLOBAL ESPORTS INC.

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (unaudited)	1
	Condensed Balance Sheets as of September 30, 2022 and December 31, 2021	1
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022 and the Three Months Ended September 30, 2021 and the period from March 11, 2021 (Inception) to September 30, 2021	2
	Condensed Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2022 and the Three Months Ended September 30, 2021 and the period from March 11, 2021 (Inception) to September 30, 2021	3
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and the period from March 11, 2021 (Inception) to September 30, 2021	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II. Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 6.	Exhibits	27

	Signatures	28

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MOBILE GLOBAL ESPORTS INC.

Balance Sheets

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,469,521	$238,202
Prepaid expenses	166,025	-
Deferred offering costs	-	62,998
Total current assets	9,635,546	301,200
Advances to supplier	300,000	-
TOTAL ASSETS	$9,935,546	$301,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (including $0 and $30,000 to related party)	$10,000	$31,814
Accrued expenses	38,295	-
Note payable	139,851	-
Total current liabilities	188,146	31,814

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock; $0.0001par value; 10,000,000 shares authorized; nil shares issued and outstanding Common stock; $0.0001 par value; 100,000,000 shares authorized; 20,421,593 and 16,809,800 shares issued and outstanding	2,042	1,681
Additional paid-in capital	10,555,607	530,065
Accumulated deficit	(810,249)	(262,360)
Total stockholders’ equity	9,747,400	269,386
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,935,546	$301,200

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.
Statements of Operations

For the three and nine-months ended September 30, 2022 and the three months ended September 30, 2021 and the period from March 11, 2021 (Inception) to September 30, 2021

	Three Months Ended		Nine Months Ended	Period From Inception (March 11, 2021) to
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	unaudited	unaudited	unaudited	unaudited

Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative expenses	369,302	28,835	546,567	28,985
Total operating expenses	369,302	28,835	546,567	28,985

Loss from operations	(369,302)	(28,835)	(546,567)	(28,985)

Interest expense	(1,322)	-	(1,322)	-

Net loss before income tax	(370,624)	(28,835)	(547,889)	(28,985)
Income tax expense	-	-	-	-

Net loss	$(370,624)	$(28,835)	$(547,889)	$(28,985)

Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.00)

Weighted average common shares outstanding, basic and diluted	18,134,610	14,759,745	17,256,256	12,449,807

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Statements of Stockholders’ Equity

For the three and nine-months ended September 30, 2022 and the three months ended September 30, 2021 and the period from March 11, 2021 (Inception) to September 30, 2021

			Additional	Stock		Total
	Common Stock		Paid-In	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, December 31, 2021	16,809,800	1,681	530,065	-	(262,360)	269,386

Fair value of warrants issued for services	-	-	46,480	-	-	46,480

Net loss	-	-	-	-	(91,482)	(91,482)

Balance, March 31, 2022 (unaudited)	16,809,800	1,681	576,545	-	(353,842)	224,384

Fair value of warrants issued for services	-	-	46,480	-	-	46,480

Net loss	-	-	-	-	(85,783)	(85,783)

Balance, June 30, 2022 (unaudited)	16,809,800	$1,681	$623,025	$-	$(439,625)	$185,081

Issuance of common stock from initial public offering, net of stock issuance costs*	1,725,000	172	5,464,760	-	-	5,464,932

Issuance of common stock from private placement, net of stock issuance costs*	1,886,793	189	2,328,342	-	-	2,328,531

Fair value of warrants issued with common stock*	-	-	2,093,000	-	-	2,093,000

Fair value of warrants issued for services	-	-	46,480	-	-	46,480

Net loss	-	-	-	-	(370,624)	(370,624)

Balance, September 30, 2022 (unaudited)	20,421,593	2,042	10,555,607	-	(810,249)	9,747,400

Balance, March 11, 2021 (Inception)	-	-	-	-	-	-

Net loss	-	-	-	-	-	-

Balance, March 31, 2021 (unaudited)	-	-	-	-	-	-

Issuance of common stock	6,195,000	620	35,880	(30,400)	-	6,100

Net loss	-	-	-	-	(150)	(150)

Balance, June 30, 2021 (unaudited)	6,195,000	$620	$35,880	$(30,400)	$(150)	$5,950

Issuance of common stock	10,614,800	1,061	338,663	-	-	339,724

Payment of stock subscription receivable	-	-	(30,400)	30,400	-	-

Net loss	-	-	-	-	(28,835)	(28,835)

Balance, September 30, 2021 (unaudited)	16,809,800	$1,681	$344,143	$-	$(28,985)	$316,839

*See Note 4

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Statements of Cash Flows

For the nine-months ended September 30, 2022 and the Period from Inception (March 11, 2021) to September 30, 2021

	Nine months ended
	September 30, 2022	September 30, 2021
	unaudited	unaudited

Cash flows from operating activities

Net loss	$(547,889)	$(28,985)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Fair value of warrants issued for services	139,440	-
Changes in operating assets and liabilities:
Accounts payable	16,481	3,750
Prepaid expenses	20,083	-

Net cash used by operating activities	(371,885)	(25,235)

Cash flows from investing activities

Advances to supplier for software	(300,000)	-

Net cash used by investing activities	(300,000)	-

Cash flows from financing activities

Advance payments for future issuance of common stock	-	-
Issuance of common stock	11,900,001	345,824
Payment of stock issuance costs	(1,950,540)	-
Payment of deferred offering costs	-	(35,000)
Principal payment of note payable	(46,257)	-

Net cash provided by financing activities	9,903,204	310,824

Net increase in cash and cash equivalents	9,231,319	285,589

Cash and cash equivalents as of beginning of period	238,202	-

Cash and cash equivalents as of end of period	$9,469,521	$285,589

Supplemental disclosure of cash flow information

Cash paid for interest	$1,322	$-

Supplemental disclosure of non-cash investing and financing activity

Deferred offering costs reclassified to stock issuance costs	$62,998	$-

Note payable issued for prepaid insurance policy	$186,108	$-

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and the Period From March 11, 2021 (Inception) to September 30, 2021

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

Interim financial statements

The unaudited condensed financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and the Period From March 11, 2021 (Inception) to September 30, 2021

(unaudited)

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

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, amounts held in escrow and all highly-liquid debt instruments with original maturities of three months or less. As of September 30, 2022 and December 31, 2021, the Company did not have any cash equivalents.

Deferred Offering Costs

Deferred offering costs are amounts incurred that are directly related to the offering of the Company’s common stock and approximated $63,000 as of December 31, 2022. Upon the consummation of the Company’s initial public offering in July 2022, these costs and additional costs of approximately $53,000 were offset against the proceeds from the Company’s equity offering and included as part of the total stock issuance costs of approximately $1,435,000. See Note 4.

Long-Lived Assets

The Company reviews long-lived assets for realizability on an ongoing basis. Changes in depreciation and amortization, generally accelerated depreciation and variable amortization, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change. The Company also reviews for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. In those circumstances, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists. When testing for asset impairment, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. Any impairment loss is calculated as the excess of the asset’s carrying value over its estimated fair value. Fair value is estimated based on the discounted cash flows for the asset group over the remaining useful life or based on the expected cash proceeds for the asset less costs of disposal. Any impairment losses would be recorded in the consolidated statements of operations. To date, no such impairments have occurred.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and the Period From March 11, 2021 (Inception) to September 30, 2021

(unaudited)

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

The Company analyzes all financial instruments with features of both liabilities and equity under Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging. The Company has determined that the warrants issued to date are freestanding financial instruments that are properly classified as equity.

As of September 30, 2022 and December 31, 2021, the Company did not identify any assets or liabilities required to be presented on the balance sheet at fair value.

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

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and the Period From March 11, 2021 (Inception) to September 30, 2021

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At September 30, 2022 and December 31, 2021, there were 3,226,416 and 1,000,000 warrants outstanding. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted net loss per share is the same as basic net loss per share for all periods presented.

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

Subsequent Events

During October 2022, the Company established a subsidiary in India, MOGO Esports Pvt Ltd. Operations for this subsidiary have not yet commenced.

Management has evaluated events that occurred subsequent to the end of the reporting period and there are no other subsequent events to report.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and the Period From March 11, 2021 (Inception) to September 30, 2021

(unaudited)

Note 3- Advances to Supplier

The Company entered into a commitment with a supplier for the development of an Esports Platform for total cost of $1,200,000. As of September 30, 2022, advances to this supplier consisted of payments totaling $300,000 with the remaining $900,000 due periodically until the expected completion date in March 2023. As of September 30, 2022, the supplier had not completed the work on the software.

Note 4- Stockholders’ Equity

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of $0.0001 par value preferred stock. At September 30, 2022 and December 31, 2021, there were nil shares issued and outstanding.

Common Stock

The Company has authorized the issuance of 100,000,000 shares of $0.0001 par value common stock. At September 30, 2022 and December 31, 2021, there were 20,421,593 and 16,809,800 shares issued and outstanding.

During the period from March 11, 2021 (Inception) to September 30, 2021, the Company had the following transactions in its common stock:

●	issued 5,300,000 shares to founders of the Company for cash proceeds of $530.

●	issued 11,509,800 shares to investors at a price per share of $0.03 for cash proceeds of approximately $345,000.

During the three months ended September 30, 2022, the Company had the following transactions in its common stock:

●

issued 1,725,000 shares of common stock for total gross proceeds of $6,900,000 through an initial public offering (“IPO”). Commissions, fees and expenses associated with the IPO totaled approximately $1,435,000 and were recorded as stock issuance costs upon consummation of the IPO. The net proceeds after commissions, fees and expenses was approximately $5,465,000, with $500,000 of these funds currently held in an escrow account for the benefit of the Company. As a result of the IPO, deferred offering costs of approximately $116,000 were reclassified from deferred offering costs to a reduction of additional paid-in capital and are included in the total $1,435,000 of stock issuance costs from the IPO.

●

issued 1,886,793 units, each consisting of one share of common stock and one warrant for a total of 1,886,793 shares of common stock, and 1,886,793 warrants to acquire the Company’s common stock in the future, for total gross proceeds of $5,000,001 through a private equity placement agreement (“PIPE”). The Company allocated the estimated fair value of the common stock and PIPE Warrants on a relative fair value basis. Commissions, fees and expenses associated with the PIPE totaled approximately $578,000. The net proceeds, after commissions, fees and expenses was approximately $4,422,000.

The 1,886,793 PIPE Warrants have an exercise price of $2.90 per share, expire 5 years from the date of issuance, and are fully exercisable upon issuance. The estimated fair value of the PIPE Warrants approximated $2,093,000. Additionally, 339,623 warrants (“Placement Agent Warrants”) were issued to the placement agent as a part of their fee. The Placement Agent warrants have an exercise price of $2.915 per share, expire 5 years from the date of issuance, and are fully exercisable upon issuance. The estimated fair value of the Placement Agent Warrants approximated $516,000. The Placement Agent Warrants are recorded as stock issuance costs but the net impact to the Company’s equity from the issuance of these warrants is nil since these warrants are classified as equity.

The PIPE Warrants and Placement Agent Warrants also include certain anti-dilution adjustments and potential adjustments upon the occurrence of certain change of control transactions.

In October 2021, the Company issued an aggregate of 1,000,000 warrants (“Consultant Warrants”) to three individuals (“Consultants”) that are advising the Company on developing, establishing, operating, commercializing, marketing, promoting, and expanding the Company’s esports business with an aim to commercialize esports tournaments, esports sponsorships, esports advertising revenues, esports merchandise revenues, esports broadcast revenues, esports video revenues, esports game development and marketing and distribution revenues, and all other manner of esports revenue streams for the benefit of the Company. The Consultant Warrants have an exercise price of $1.00 share and expire in five years with 250,000 of these warrants vested immediately and the balance of 750,000 warrants having provisions making the vesting contingent on the Consultants’ performance in meeting goals and milestones set quarterly by the Company. Specifically, the Company will consult with the Consultants and reach agreement on the Consultants’ goals and milestones at the beginning of each calendar quarter. Out of the 750,000 unvested warrants, 62,500 warrants vest at the end of each quarter, beginning with the quarter ended March 31, 2022, provided in the Company’s judgement the Consultants have made satisfactory progress over the course of the quarter in meeting set goals and milestones. 62,500 of these warrants vested on March 31, 2022, 62,500 warrants vested on June 30, 2022, and 62,500 of these warrants vested on September 30, 2022. Consultant Warrants not vested on their designated end of quarter vesting date expire.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and the Period From March 11, 2021 (Inception) to September 30, 2021

(unaudited)

The fair value of the Consultant Warrants is being amortized to expense over the vesting period. The Company recorded an expense of approximately $139,000 and $46,000 during the nine months and three months ended September 30, 2022. At September 30, 2022, the unamortized warrant expense was approximately $419,000, which will be amortized into expense through December 2024.

Warrants

The following is a summary of the Consultant Warrants:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2021	1,000,000	1.00	4.79	$-
Granted	-
Forfeited	-
Exercised	-
Outstanding, September 30, 2022	1,000,000	1.00	4.04	$-
Exercisable, September 30, 2022	437,500	$1.00	4.04	$-

The exercise price for all warrants outstanding and exercisable at September 30, 2022:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Warrants	Price	Warrants	Price
1,000,000	$1.00	437,500	$1.00
1,886,793	$2.90	1,886,793	$2.90
339,623	$2.92	339,623	$2.92
3,226,416		2,663,916

The Company utilized the Black-Scholes option-pricing model to value the warrants issued. There were no warrants issued for the period from March 11, 2021 (Inception) to September 30, 2021. The following table summarizes the assumptions used for estimating the fair value of the PIPE Warrants and Placement Agent Warrants issued for the nine months ended September 30,2022:

Expected dividend yield	-
Risk-free interest rate	3.96%
Expected volatility	100.00%
Expected life (years)	5.0

Note 5 – Note Payable

During July 2022, the Company entered into an agreement with a financing institution for payment of certain of the Company’s insurance policies. The financing agreement is payable over a twelve-month period ending June 2023 with monthly payments of principal and interest totaling $15,848 per month. As of September 30, 2022, approximately $140,000 of principal is outstanding under this agreement, and the same amount is included in prepaid expenses.

Note 6 – Commitments and Contingencies

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

Note 7 – Related Party Transactions

Included in accounts payable at September 30, 2022 and December 31, 2021 is $0 and $30,000, respectively, due to Sports Industry of India, Inc., a stockholder of the Company.

During the three and nine months ended September 30, 2022, the Company paid its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) compensation totaling $35,000. The CEO and CFO are shareholders of the Company.

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

Overview

Mobile Global Esports Inc. (“MOGO” or “Mogo,” or the “Company”) was organized in March of 2021 to expand an esports business created by Sports Industry of India (“SII”), and conducted since 2016. Through a series of contracts, the rights to the business were assigned to MOGO by SII and its affiliates beginning in October of 2021. MOGO is now expanding the business created by SII, which is focused on the rapidly-growing esports industry. The Indian market for esports, and particularly university esports events in India, represent, in management’s opinion, one of the largest and fastest growing esports markets in the world.

The SII esports business, which has now been transferred to and is operated by MOGO, is the only business in India to organize and sponsor an officially-sanctioned national championship for university esports. As of November 7, 2022, SII holds a 13.0% minority common share interest in MOGO, but has no controlling interest in MOGO.

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

Since our inception, we have incurred operating losses. Our net loss was approximately $548,000 for the nine months ended September 30, 2022 and $262,000 for the period from March 11, 2021 (Inception) through December 31, 2021. As of September 30, 2022, we had an accumulated deficit of approximately $800,000. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to implement and execute our business plan and expand our business. We raised approximately $9,887,000 of net proceeds from our initial public offering (“IPO”) and private equity placement in August and September 2022 but we believe we will likely require additional capital beyond this offering if our business is to be successful.

Recent Events

Issuance of Common Stock in IPO

During July 2022, we issued 1,725,000 shares of common stock for total gross proceeds of $6,900,000 through an initial public offering (“IPO”). We received net proceeds after commissions, fees and expenses of approximately $5,465,000, with $500,000 of these funds currently held in an escrow account for our benefit.

Issuance of Common Stock and Warrants in PIPE

During September 2022, we issued 1,886,793 units, each consisting of one share of common stock and one warrant for a total of 1,886,793 shares of common stock and 1,886,793 warrants to acquire our common stock in the future for total gross proceeds of $5,000,001 through a private equity placement agreement (“PIPE”). In conjunction with this issuance of common stock, 1,886,793 warrants (“PIPE Warrants”) to purchase common stock were issued to the investors having an exercise price of $2.90 per share and 339,623 warrants (“Placement Agent Warrants”) were issued to the placement agent as a part of their fee, having an exercise price of $2.915 per share. The Company received net proceeds, after commissions, fees and expenses of approximately $4,422,000.

Components of Statements of Operations

Revenue and Cost of Revenue

We have not generated any revenue or cost of revenue to date.

General and Administrative Expenses

General and administrative expenses consist principally of event marketing and development fees, and other professional fees for consulting, legal, auditing and tax services.

Critical Accounting Estimates

We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our Form S-1 Registration Statement, as amended (“Form S-1”). There have been no material changes during the three and nine months ended September 30, 2022 to our critical accounting policies, significant judgments and estimates disclosed in our Form S-1.

Results of Operations

Three and Nine Months Ended September 30, 2022 compared with the Three Months Ended September 30, 2021 and the period from March 11, 2021 (Inception) to September 30, 2021, respectively

The following table summarizes the results of our operations for each of the three and nine month periods ended September 30, 2022, and the three months ended September 30, 2021 and the period from March 11, 2021 (Inception) to September 30, 2021, together with the changes in those items in dollars and as a percentage:

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
Revenue	$—	$—	$—	*	$—	$—	$—	*
Costs and expenses:
Cost of revenue	—	—	—	*	—	—	—	*
General and administrative	369,302	28,835	340,467	**	546,567	28,985	517,582	**
Total costs and expenses	369,302	28,835	340,467	**	546,567	28,985	517,582	**
Loss from operations	(369,302)	(28,835)	(340,467)	**	(546,567)	(28,985)	(517,582)	**
Interest expense	(1,322)	—	(1,322)	**	(1,322)	—	(1,322)	**
Net loss	$(370,624)	$(28,835)	$(341,789)	**	$(547,889)	$(28,985)	$(518,904)	**

*	Not meaningful

**	Change is significantly more than 500%

General and Administrative Expenses

General and administrative expenses were $369,302 for the three months ended September 30, 2022, compared with $28,835 for the three months ended September 30, 2021. The increase of $340,367 was primarily due to the increase in payroll and related expenses, insurance expense, public company filing fees, and other professional fees for consulting, legal, auditing and tax services, including approximately $46,000 of non-cash expense related to warrants issued for services. General and administrative expenses were $546,567 for the nine months ended September 30, 2022, compared with $28,985 for the period from March 11, 2021 (Inception) to September 30, 2021. The increase of $517,582 was primarily due to the increase in payroll and related expenses, event marketing and development fees, insurance expense, public company filing fees and other professional fees for consulting, legal, auditing and tax services, including approximately $139,000 of non-cash expense related to warrants issued for services.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $9,469,521 and $238,202, respectively.

We have financed our operations through the issuance of common stock and common stock with warrants. In July 2022, we issued 1,725,000 shares of common stock for total gross proceeds of $6,900,000 through an initial public offering (“IPO”). We received net proceeds after commissions, fees and expenses of approximately $5,465,000, with $500,000 of these funds currently held in an escrow account for our benefit. In September 2022, we issued 1,886,793 shares of common stock along with 1,886,793 warrants, for total gross proceeds of $5,000,001 through a private equity placement (“PIPE”). We received net proceeds after commissions, fees and expenses of approximately $4,422,000.

Funding Requirements

We believe the net proceeds of the IPO and the PIPE will be sufficient to meet our cash, operational and liquidity requirements for approximately two years.

We cannot specify with certainty all of the particular uses for the net proceeds to us from the IPO and the PIPE. Accordingly, our management will have broad discretion in the application of these proceeds.

We intend to use the net proceeds from the IPO and the PIPE for operating expenses, marketing, event expenses, streaming, retention of additional staff in India, working capital and general corporate purposes, including perhaps acquisitions of game licenses, technology platform agreements and strategic partnerships. Investors are cautioned, however, that expenditures may vary substantially from these uses. Investors will be relying on the judgment of our management, who will have broad discretion regarding the application of the proceeds of the IPO and the PIPE. The amounts and timing of our actual expenditures will depend upon numerous factors, including the amount of cash generated by our operations and the amount of competition we face and other operational factors. We may find it necessary or advisable to use portions of the proceeds from the IPO and the PIPE for other purposes.

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

Cash Flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Nine Months Ended
	September 30,
	2022	2021

Net cash provided by (used in):
Operating activities	$(371,885)	$(25,235)
Investing activities	(300,000)	—
Financing activities	9,903,204	310,824
Net increase in cash and cash equivalents	$9,231,319	$285,589

Operating Activities

Net cash used in operating activities increased $346,650 for the nine months ended September 30, 2022. The increase was primarily due to an increase in general and administrative expenses during the nine months ended September 30, 2022 compared with the period from March 11, 2021 (Inception) to September 30, 2021.

Investing Activities

Net cash used in investing activities increased $300,000 for the nine months ended September 30, 2022. The increase was due to advance payments to a supplier for software during the nine months ended September 30, 2022 compared with the period from March 11, 2021 (Inception) to September 30, 2021.

Financing activities

Net cash provided by financing activities was $9,903,204 during the nine months ended September 30, 2022 compared with $310,824 provided by financing activities during the period from March 11, 2021 (Inception) to September 30, 2021. During the nine months ended September 30, 2022, we received combined net proceeds from the IPO and PIPE totaling $9,949,461 and made principal payments on our note payable of $46,257. During the period from March 11, 2021 (Inception) to September 30, 2021, we received $345,824 of proceeds from the sale of common stock and paid $35,000 of deferred offering costs.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The rights assigned to MOGO by SII under the license of rights and/or correspondence relationships by SII to MOGO associated with the 76 universities are limited; SII may support MOGO competitors or become a competitor of MOGO in the future.

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

The License is for a limited term and as a result of our IPO expires on July 29, 2029, which is seven years after the date MOGO shares started publicly trading (per Third Supplement to founders Agreement).

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

We will require additional financing if we are successful in order to fully fund our business plan, and cannot be certain that such additional financing will be available on reasonable terms when required, or at all.

As of September 30, 2022, we had a bank balance of approximately $9,469,000. While management estimates this amount would be sufficient to continue with operating activities for at least the next two years, we will need to raise additional capital to fully fund our operations and fully implement and execute our business plan and expand our business as planned.

We currently do not have any contracts or commitments for additional financing. Any future equity financing may involve substantial dilution to existing shareholders. There can be no assurance that such additional capital will be available on a timely basis, or on terms acceptable to the Company. If adequate funds are not available or are not available on acceptable terms when needed, the Company may not be able to fund its business or its expansion, take advantage of strategic acquisitions or investment opportunities or respond to competitive pressures. Such inability to obtain additional financing when needed could have a material adverse effect on the Company’s business, results of operations, cash flow, financial condition and prospects.

If we raise additional funds by issuing equity or convertible debt securities, we will reduce the percentage ownership of our then-existing stockholders, and the holders of those newly-issued equity or convertible debt securities may have rights, preferences, or privileges senior to those possessed by our then-existing stockholders and/or note holders. Additionally, future sales of a substantial number of shares of our Common Stock or other equity-related securities could depress the future market price of our Common Stock, and could impair our current or future ability to raise capital through the sale of additional equity or equity-linked securities or the sale of debt. We cannot predict the effect that future sales of our Common Stock or other equity-related securities will have on the price of our Common Stock.

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

In addition, SII, which has assisted us in our organization and has licensed to us certain commercialization rights associated with 76 universities in India, is not precluded from establishing its own esports business once its consulting services to us are concluded. It is possible it, or its affiliates, could become significant competitors to us in the mobile esports markets in South Asia on which we are focused.

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

As of September 30, 2022, we had 20 full-time employees and 5 key advisors. The employees in India work a majority of their time to organize events for our operations in India. Of the 25-member team, ten are located in the US, fourteen are located in India, and one is in Pakistan. As our company grows, we plan to expand our employee base. In addition, we intend to grow by expanding our business, increasing market penetration and developing new products and services. Future growth will impose significant additional responsibilities on our management, including the need to develop and improve our existing administrative and operational systems and our financial and management controls and to identify, recruit, maintain, motivate, train, manage and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our organization, give rise to operational mistakes, loss of business opportunities, loss of employees and/or reduced productivity. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to effectively manage the expansion of employees and manage future growth.

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

As of November 7, 2022, our officers, directors and more than 5% shareholders own in the aggregate approximately 34% of our outstanding Common Stock. As a result, when acting together, although such individuals will not have a controlling interest in our Company, they still will have a significant impact on the election of our directors and in determining the outcome of any corporate action, including corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and influence could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

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

We are in a capital-intensive business. Management estimates the Company has sufficient capital to conduct its business on a limited basis for two years. However, it anticipates the Company will have to raise additional capital in the future in order to fully implement its business plan and expand its business and that additional securities will need to be sold to raise additional capital. The sale of additional securities likely will, result in the dilution of the ownership interests of existing holders of our Common Stock. We are currently authorized to issue 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. Additionally, the Board may subsequently approve increases in authorized Common Stock or Preferred Stock. The future issuance of a substantial number of common shares into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common shares could make it more difficult to raise funds through future offerings of our common shares or securities convertible into common shares.

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

The market price of our securities is and is likely to remain highly volatile and subject to wide fluctuations, and you may be unable to sell your securities at or above the price at which you acquired them.

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

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Document
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
101*	The following materials from Mobile Global Esports Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Extensible Business Reporting Language (iXBRL): (i) Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021, (ii) Statements of Operations (unaudited) for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and the period from March 11, 2021 (Inception) to September 30, 2021 (iii) Statement of Stockholders’ Equity (unaudited) for the nine months ended September 30, 2022 and for the period from March 11, 2021 (Inception) to September 30, 2021, (iv) Statements of Cash Flows (unaudited) for the nine months ended September 30, 2022 and for the period from March 11, 2021 (Inception) to September 30, 2021 and (v) Notes to Financial Statements (unaudited).
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE GLOBAL ESPORTS INC.

DATE: November 18, 2022	By:	/s/ David Pross
David Pross
Chief Executive Officer

MOBILE GLOBAL ESPORTS INC.

DATE: November 18, 2022	By:	/s/ Kiki Benson
Kiki Benson
Chief Financial Officer