Form 10-K
period 2022-12-31
Mobile Global Esports, Inc.
filed 2023-04-14
CIK 1886362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of April 14, 2023, there were 20,421,593 shares of the registrant’s common stock outstanding.

Table of Contents

Mobile Global Esports Inc.

i

Part I

Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report may be forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “would,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

You should refer to the Item 1A. “Risk Factors” section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements, including, but not limited to, the impact of the COVID-19 outbreak on our company and our financial condition and results of operations. The forward-looking statements in this Annual Report are only predictions, and we may not actually achieve the plans, intentions or expectations included in our forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

These forward-looking statements speak only as of the date of this Annual Report. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

Item 1. Business

Mobile Global Esports Inc. (“MOGO” or “Mogo,” or the “Company”) was organized in March of 2021 to carry on and expand an esports business (the “Business”) started by Sports Industry of India (“SII”), in 2016. Through a series of contracts, the rights to the Business were assigned to MOGO by SII and its affiliates beginning in October of 2021. MOGO is now building out and expanding the business created by SII, which is focused on the rapidly-growing esports industry, with special emphasis on India and other South Asian markets. The Indian market for esports, and particularly university esports events in India, represent, in management’s opinion, one of the largest and fastest growing esports markets in the world.

SII is an American branding, marketing and sports promotion company that, through subsidiaries and affiliates primarily in India and Pakistan, enters into exclusive long-term arrangements with universities for the purpose of promoting, expanding and commercializing university sports programs, creating professional opportunities for university athletes and alumni and developing and marketing university and event-branded merchandise. The SII esports business, which has now been transferred to and is operated by MOGO, is the only business in India to organize and sponsor an officially-sanctioned national championship for university esports. SII holds a 12.98% minority common share interest in MOGO, and thus has no controlling interest in MOGO.

Esports are the competitive playing of video games by amateur and professional teams for cash and other prizes. Esports typically take the form of organized, multiplayer video games that include real-time strategy and competition, including virtual fights, first-person shooter and multiplayer online battle arena games. Esports are defined as competitive games of skill, timing, knowledge, experience, practice, attention and teamwork, but not games of chance or luck. Mobile esports are defined as esports that are streamed on an electronic esports platform and played by individuals or teams on mobile devices, usually smartphones. Competitors participate at large in-person events, small in-person events and virtually from home or computer cafes. Interest in esports is rapidly growing. In 2020, the global audience for gaming video content, including esports, grew to 1.2 billion viewers, an 18 percent increase from 2019, according to Statista, as gaming streams became a popular social activity and distraction during coronavirus-related lockdowns. A DataProt report in January 2023 placed the number of gamers at 1.7 billion.

Management believes that MOGO is the first company specifically focused on mobile esports to become a publicly listed company in the United States.

MOGO’s esports business began in 2016 when SII introduced esports to the Association of Indian Universities (“AIU”), an academic and sports body that represents 854 major universities. AIU sanctioned esports as a championship event in a unique and exclusive 10-year renewable agreement with SII. SII has assigned most of its esports rights under these and other agreements involving esports to MOGO under a series of contracts between the two companies. SII licensed to MOGO exclusive rights to develop, organize, promote and monetize mobile esports events in collaboration with AIU and with a second major university sports association, Elite University Sports Alliance of India Pvt. Ltd. (“EUSAI”), a for-profit subsidiary of SII. EUSAI itself has direct contracts with 92 leading Indian universities pursuant to which EUSAI is granted exclusive rights to organize and monetize a range of sports, including esports. Although any AIU or EUSAI members may choose to not participate in MOGO’s esports business, the combination of AIU and EUSAI’s member universities potentially gives MOGO access to students attending these 854 Indian universities.

The first SII esports championship was held at Lovely Professional University (LPU) in 2017, the second at Maharshi Dayanand University in 2018 and the third at SRM Institute of Science and Technology in 2019.  The 2020 championships were cancelled during the covid lockdowns. MOGO sponsored the 2021-2022 championships at LPU in April 2022. During the period of May through December 2021, MOGO, with the help of SII and SII’s subsidiaries pursuant to their mutual contracts, organized and commercialized a total of 27 virtual esports tournaments in India. These events included inter- and intra-university competitions that reached an aggregate audience of over 450,000 viewers (most of whom were added in the last quarter of calendar year 2021, reflecting recent momentum in interest in university esports), according to SII’s YouTube channel analytics. There are 54 events that have been held or are scheduled to be held through the 2022-23 academic year, including the National University Mobile Esports Championship.

Management expects commercialization of these events will be similar to events in more developed esports markets, such as South Korea, China and the U.S. Revenue is expected to come from sponsorships, advertising, subscriptions, tickets to future events, branded merchandise and fees. In addition, monetization of the data collected through MOGO’s game platform is expected to provide additional revenues. In the past events, the viewers’ data was collected by third-party streaming services, such as YouTube and Facebook. Once the players and viewers are routed through MOGO’s proprietary game and social media platform, MOGO anticipates collecting the data (names, phone numbers, email addresses, university affiliation, etc.), processing the data, combining the data with other commercially-available data sets and offering the data to the markets following strict government privacy guidelines, particularly since a subset of our users will likely be underage first-year university students. Management believes that the value of the data may become one of the dominant revenue elements in MOGO’s business model.

MATERIAL AGREEMENTS

The material agreements summarized below are incorporated by reference to the Company’s Amendment 3 to Form S-1 filed on February 13, 2023. Such summaries by necessity do not include all provisions of such agreements, but rather are intended to fairly present the terms and conditions we believe to be material from a business and operating perspective.

The SII-MOGO Founders Agreement and Supplements Thereto

MOGO entered into a Founders Agreement (“Founders Agreement”) dated as of July 1, 2021 with Sports Industry of India, Inc. (“SII”) and thereafter three supplements thereto with SII and two Indian subsidiaries of SII, Elite University Sports Alliance of India Private Limited, (“EUSAI”) and ESI Sports India Private Limited (“ESI”): a Supplement to Founders Agreement (“First Supplement”) dated as of October 15, 2021 with SII, a Second Supplement to Founders Agreement (“Second Supplement”) dated January 14, 2022 with SII, EUSAI and ESI, and a Third Supplement to Founders Agreement dated February 22, 2022 (“Third Supplement”) with SII, EUSAI and ESI. SII, EUSAI and ESA sometimes are collectively referred to herein as “Licensor,” the First Supplement, Second Supplement and Third Supplement sometimes are collectively referred to herein as the “Supplements,” and the Founders Agreement, as supplemented by the Supplements, is sometimes collectively referred to herein as the “Supplemented Founders Agreement.” Pursuant to the Supplemented Founders Agreement, Licensor has granted to MOGO a license to commercially exploit most esports rights licensed or granted to SII by the Association of Indian Universities (“AIU”) or by Indian universities pursuant to existing or future agreements, as more fully described below.

The following sets forth a summary of the material terms of the Supplemented Founders Agreement. Capitalized terms below that are not previously defined have the meanings set forth at the end of this summary.

1. Founders Agreement

Pursuant to the Founders Agreement, MOGO issued 2,650,000 restricted common shares of MOGO to SII in consideration for the amounts expended by SII to develop and form MOGO, including the expense of providing certain consulting services described below, the waivers and license of certain intellectual property rights described below, the grant of certain first negotiation and refusal rights described below, and the additional price of one dollar.

Consulting Services: SII has agreed to provide consulting services to MOGO during the term commencing March 11, 2021 through December 31, 2022 and thereafter until the first to occur of June 30, 2023 or the date on which MOGO receives gross proceeds from financings since its formation of at least $5,000,000, with respect to: (i) esports opportunities in the Territory (defined as India, Pakistan, Nepal, Sri Lanka, Bangladesh and Bhutan); (ii) global esports opportunities with universities; (iii) global esports opportunities with the diaspora of individuals born in the Territory and their descendants; (iv) how to organize, manage and promote esports tournaments and other esports events; (v) sponsorship, production and branding opportunities in the Territory; (vi) MOGO’s administrative, corporate and organizational development; (vii) introductions to licensed investment bankers, auditors, counsel and other professionals, including government officials and administrators in the education and sports associations; and (viii) introductions to individuals and companies that could assist MOGO to implement its business plan. SII may provide similar services to others. The Company raised over $5,000,000 during 2022 and thus SII is not currently required to provide consulting services to MOGO.

Waivers: On its behalf and on behalf of its subsidiaries, predecessors and affiliates (collectively, “SportsCo”), SII waived the following rights:

1. In perpetuity, any rights it might have in and to the contributions to MOGO’s business, financial, legal and marketing plans contributed during the period from prior to the formation of MOGO through December 31, 2022 by Special Persons (each of Kiki Benson, Sunny Bhandarkar, Pranav Prabhu, David Pross, Muhammad Jamal Qureshi, Kenin M. Spivak, Muzammal Khan Wazeeri, Richard Whelan and any other individual mutually agreed in writing by the parties to the Founders Agreement to be a Special Person) or any other individuals who participate in providing SII’s consulting services to MOGO pursuant to the Founders Agreement.

2. Until December 31, 2022, unless extended by mutual agreement, any covenants in favor of SII are waived that might restrict the right of each Special Person to (i) consult with MOGO, (ii) serve as a member of MOGO’s Board of Directors, and/or (iii) serve as an officer, employee or representative of MOGO. Such covenant will continue in perpetuity for David Pross.

License: On its behalf and on behalf of its subsidiaries, SII granted to MOGO a non-exclusive license in perpetuity to utilize the written and oral contributions made by the Special Persons or any other individuals who participate in providing SII’s consulting services to MOGO.

First Negotiation Rights: Provided MOGO complies with the Founders Agreement and secures any necessary financing, SII granted the following first negotiation rights to MOGO:

Until June 30, 2023, in each instance in which SII seeks to organize individual esports games or a discrete esports tournament with universities in the Territory, SII will negotiate first with MOGO to act as SII’s principal licensee, co-venturer or service provider with respect to organizing the foregoing, seeking sponsors, providing all required technology and otherwise licensing and distributing program content created in connection therewith, prior to entering into negotiations with any company to do the foregoing. This right does not pertain to “Excluded Games,” which are defined as games or tournaments that would be transmitted or streamed by brand-name networks, such as Sony Ten, NEO Sports, ESPN, DSport, DDSports, Star Sports, Fox Sports, Netflix, youtube.com, twitch.com or other identifiable linear or streaming networks. As to these and similar platforms, both MOGO and SII are free to separately negotiate and stream esports games and programing, including content licensed to MOGO by SII under these collective agreements. Rights held by SII involving competition between Pakistani and Indian teams are retained by SII, and have not been licensed to MOGO. But MOGO is free to develop its own esports content revolving around such competition.

1.	With respect to a potentially broad, long-term collaboration to develop and monetize esports involving athletes, universities in the Territory and rights pertaining to esports granted by the AIU and universities located in India to SII, commencing promptly after MOGO secures financing of at least $3,500,000 and thereafter for a period of at least 90 days, SII and MOGO shall engage in exclusive negotiations with respect to SII selecting MOGO to be its principal licensee, co-venturer or service provider with respect to SII’s monetization of the foregoing rights, provided that if MOGO does not secure financing of at least $3,500,000 by December 31, 2022, SII shall have no further obligation with respect to the foregoing. There currently are no negotiations underway between SII and MOGO related to these aforementioned rights. The Supplements described below were entered into in accordance with this obligation.

Refusal Right: With respect to any individual game or tournament for which SII and MOGO do not reach an agreement pursuant to MOGO’s first negotiation rights, provided MOGO secures any necessary financing with respect thereto, SII will not accept an offer from a third party to provide the services MOGO offered to provide if the terms thereof are less favorable to SII than MOGO’s last written offer without first giving to MOGO a right of refusal. This refusal right will expire on September 30, 2023, and does not pertain to Excluded Games.

Certain Restrictions on MOGO: MOGO may not directly or indirectly engage in communications or other conduct that interferes in the rights of SII or its subsidiaries under its agreements with AIU or universities in the Territory. In addition, until the second to occur of the completion of any games or tournaments undertaken by MOGO pursuant to the Founders Agreement or December 31, 2023, MOGO will not, except on behalf of, at the request of, or with the approval of SII: (i) employ or solicit the employment of any person who is then, or has been within six months prior thereto, an employee of, or advisor to, SII or its subsidiaries, or (ii) do any act or thing to cause, bring about, or induce any interference with, disturbance to, or interruption of any of the then-existing relationships of SII or its subsidiaries with any vendor, customer, client, partner, employee, licensee, licensor, consultant or supplier to SII or its subsidiaries.

SII’s Reserved Rights: All rights not specifically licensed or otherwise granted by SII to MOGO are reserved by and owned by SII.

Release: As a material inducement to the Special Persons to continue to contribute to the development of SII or its subsidiaries and MOGO, except as specified below, to the maximum extent permitted by law, each of SII and MOGO on its behalf and on behalf of all companies owned or controlled by such party, and on behalf of all persons claiming through such party and such companies, and (to the extent permitted by law) on behalf of its and each of their respective owners, directors, officers, agents, representatives, employees and spouses, forever releases and discharges the Special Persons and any companies providing their services and their respective owners, directors, officers, agents, representatives, employees and their spouses from all claims, rights demands, damages and causes of action whatsoever, whether known or unknown, liquidated or unliquidated, contingent or not contingent, matured or not matured, which have arisen or may have arisen or may arise from the beginning of time through the end of time from or related to: (i) the negotiation, drafting, execution or performance of the Founders Agreement; (ii) the negotiation, drafting or execution of any agreement (oral or written) contemplated by the Founders Agreement; or (iii) decisions, acts or omissions that are asserted to be the result of any conflict between that Special Person’s interests in SII and its subsidiaries and that Special Person’s interests in MOGO. Each releasing person agrees that his or its release extends to all claims of every nature and kind, known or unknown, suspected or unsuspected, vested or contingent.

The release does not include: (i) any conflicts that do not pertain to matters described or referenced in the Founders Agreement; (ii) any breach of contract or duty after the date of the execution of the Founders Agreement, other than a breach involving potential conflicts that is released above; (iii) any claim that arises from the failure of a Person to accurately in all material respects describe that Person’s interest in the parties to the Founders Agreement, if requested to do so by a party thereto; or (iv) any conflict that as a matter of unwaivable law may not be released.

Other: The Founders Agreement includes standard representations and warranties, indemnification and similar provisions.

2. Supplements

With respect to Participating Universities, SII on its behalf and on behalf of Licensor licensed to MOGO, to the extent Licensor has or acquires such rights and subject to any exceptions or limitations in the rights granted to Licensor of which Licensor notifies MOGO: (i) during the Term, except as otherwise provided in the Supplements, (A) the exclusive, worldwide right and license to develop, organize, create, record, finance, manufacture, license, distribute, advertise and promote esports tournaments and games and television (including all forms of technology by which end users can hear audio and/or see visuals with or without a display device) content based on or incorporating MOGO Games and (B) solely with respect to MOGO Products and licensing, distribution, advertising and promotion of MOGO Products, the worldwide non-exclusive right to use Team Logos and Name and Likeness rights, including the right to provide hosts and commentators with respect thereto; (ii) during and after the Term in perpetuity, the exclusive rights to create derivations, compilations, remakes, edited versions, translations and the like, as well as advertising and promotions based on or incorporating MOGO Content created during the Term; (iii) during and after the Term in perpetuity, the exclusive, worldwide right and license to license, distribute, advertise and promote MOGO Products and to exercise Sponsorship Rights with respect thereto; and (iv) during and after the Term, the non-exclusive right to use Team Logos and Name and Likeness for athletes who participate in the Project (A) globally to promote MOGO Merchandise manufactured during the Term and (B) solely for corporate activities for which there are is no charge to users, in MOGO corporate websites, investor relations and similar corporate activities of MOGO to promote MOGO. Each initial use of Team Logos and Name and Likeness pursuant to the above is subject to Licensor’s approval.

MOGO’s rights to use Team Logos and Name and Likeness rights is subject to Licensor having or obtaining the right to grant such rights to MOGO. The rights granted to MOGO do not include competitions between Pakistani teams and Indian teams. But MOGO is free to develop its own esports content revolving around such competition, provided that such development does not conflict with the rights of SII or obligations of MOGO, including without limitation the obligation of MOGO not to interfere with SII’s relationship with Participating Universities, making any claim against any Participating University without SII’s prior written approval, or interfering with Licensor’s relationships with its vendors, customers, clients, partners, employees, licensees, licensor, consultant or supplier to Licensor. Nothing in the Supplements prohibits Licensor from using, licensing or granting online rights, gaming rights or similar rights pertaining to Esports Games transmitted or streamed by brand-name networks or virtual play on a live or delayed basis of sports events organized by or for Participating Universities or Licensor with avatars representing the athletes who play in such events.

In addition, (i) MOGO may exercise Sponsorship Rights with respect to MOGO Products, (ii) Sponsorship Rights with respect to Merchandise, including MOGO Merchandise, are reserved by SII, (iii) the license to MOGO for MOGO Content is limited to MOGO Content that incorporates or is based on MOGO Games, or background stories of MOGO Games or the athletes who participate therein, or the advertising or promotion thereof, (iv) MOGO may directly exercise any or all of the rights licensed or granted to MOGO by the Supplements or may authorize some or all of such rights to be exercised by its licensees, distributors, sub-distributors and other designees, and (iv) MOGO has licensed back to Licensor the right to use excerpts from MOGO Content, each not to exceed five minutes running time for audio or visual content or 5,000 words for print or digital content, in Licensor corporate websites, advertising, promotion, investor relations and similar corporate activities.

As between the parties: (i) Licensor owns all Team Logos and Name and Likeness rights; (ii) Licensor owns all rights pertaining to MOGO Content it creates and MOGO Merchandise, subject to MOGO’s ownership of its intellectual property rights used therein; (iii) MOGO owns all technology, templates and creative formats and methods it creates; (iv) subject to Licensor’s ownership of Team Logos and Names and Likeness rights, MOGO owns the intellectual property rights in MOGO Content; and (v) Licensor reserves all rights to license, manufacture and distribute Merchandise that includes Team Logos and Name and Likeness. MOGO may exercise Sponsorship Rights with respect to MOGO Products. Sponsorship Rights with respect to Merchandise, including MOGO Merchandise, are reserved by Licensor.

MOGO will pay or retain amounts equal to the Gross Receipts from the Project in the following order on a continuing, cumulative basis:

●	First, MOGO will retain all Gross Receipts until such amount is equal to its distribution fee of 20% of all Gross Receipts through the end of the applicable accounting period.

●	Next, MOGO will retain all further Gross receipts until the amount retained by MOGO is equal to all of its deductible costs through the end of the applicable accounting period.

●	Next, MOGO will pay to SII an amount equal to all further Gross Receipts until such amount is equal to all of Licensor’s reimbursable costs through the end of the applicable accounting period.

●	The balance (i.e., net proceeds) will be allocated 60% to MOGO and 40% to SII.

The amounts payable to SII above are referred to as the “Licensor Participation.”

In addition, SII agrees to pay MOGO a Merchandise royalty equal to one-third (1/3) of cumulative Merchandise Net Proceeds (as defined) received from sales of MOGO Merchandise.

Licensor has obligations to account to AIU and Participating Universities for a percentage of its profits related to its collaboration with such Participating Universities. If one or more of AIU or Participating Universities become entitled as a result of a judgment, order, award or settlement to a participation computed on a basis that exceeds Licensor’s actual receipts from MOGO under the Supplements, MOGO will reimburse Licensor 50% of such amount until such reimbursement equals 20% of the Licensor Participation received for the shorter of the period of the dispute or the prior three years.

Pursuant to the Supplements, the parties have agreed to promote and grow awareness of the Project, Team Logos and participating persons; and to develop and administer scholarship and support programs for the Participating Universities and seek proper venues. If Participating Universities do not provide or pay for venues and related facilities, the parties will cooperate to identify alternatives.

In connection with significant events organized by MOGO, if requested to do so by MOGO upon sufficient advance notice, Licensor will cooperate with MOGO to provide MOGO Merchandise and Team Logos for display. MOGO shall pay for the purchase price of such items at a 30% discount to established wholesale prices, as well as freight and storage thereof. MOGO may sell such MOGO Merchandise on site and online and may retain the retailer’s profit for doing so, without any obligation to account to Licensor.

Except as otherwise expressly provided or authorized by Licensor, Licensor, at Licensor’s expense, will be the sole liaison between MOGO and the Project, on the one hand, and participating persons and government, sports and non- profit organizations pertaining to participating persons, including AIU and the Sports Authority of India, on the other. As between the parties, Licensor has the lead responsibility for arranging the venues for games and lodging and transportation within the Territory for the participation of participating University athletes in tournaments that occur in the Territory.

At Licensor’s expense, Licensor shall endeavor to increase the number of Participating Universities and to obtain the participation of Participating University teams and Athletes in MOGO Games and promotional events arranged by MOGO and to obtain cooperation and support of participating persons with respect to the Project. Licensor is not liable if despite endeavoring to do so, it is unable to do all or any of the foregoing. As between the Parties, Licensor is responsible for arranging lodging and transportation within the Territory for the participation of Athletes from Participating Universities located in the Territory in MOGO Games that occur in the Territory.

Except for Licensor’s obligations, MOGO is solely responsible for executing the business plan, including creating, producing, recording, licensing and distribution of MOGO Games, MOGO Content and for all advertising, promotion and other activities related to the development, execution, marketing and success of the Project.

The “Term” of the Supplements commenced on September 1, 2021 and will continue until July 2029. If MOGO secures funding of at least $5,000,000 by the end of 2022 and is not in breach of the Founders Agreement or Supplements, at the option of either MOGO or Licensor, to be exercised no later than March 30, 2023, the Term will continue until December 31, 2032. In any event: (i) commencing not later than one (1) year before expiration of the Term, the parties will in good faith negotiate for a potential extension of the Term prior to negotiating for similar rights with third persons; (ii) the Term may be terminated by mutual agreement of the parties; and (iii) the Term may be terminated by either party on 30 days’ prior notice if the other party breaches a material provision of the Supplemented Founders Agreement and fails to cure that breach within 90 days after receipt of a cure notice describing the breach in reasonable detail.

Certain of Licensor’s agreements with universities grant to Licensor the first right to act as manager and agent for any Athlete who contemplates becoming a professional athlete (“Management Rights”). Pursuant to the Supplements, during the “Management Term” Licensor will sub-contract or assign to MOGO that portion of Management Rights acquired by Licensor pursuant to current or future agreements that pertain to esports. The Management Term is from January 14, 2022 through the first to occur of (i) December 31, 2025, or (ii) the termination or expiration of the Term, provided that upon mutual agreement of the MOGO and Licensor, the Management Term may be extended. As to any Athlete for whom MOGO enters into a management agreement, MOGO’s rights will continue until the second to occur of seven (7) years after the commencement of the relevant management agreement, or until the end of the Management Term, subject to any shorter period agreed with the particular Athlete.

MOGO may not seek management agreements with Athletes introduced to MOGO pursuant to the Agreement, other than in accordance with the Second Supplement.

For any management agreement entered into by MOGO directly with an Athlete pursuant to the Second Supplement, MOGO will pay to SII a referral fee of fifteen percent (15%) of its net revenues therefrom. For any management agreement entered into by MOGO with Licensor, SII will pay to MOGO a services fee of eighty percent (80%) of its net revenues derived from MOGO’s esports management services for the relevant Athlete. As between the parties, MOGO is responsible for all costs and expenses of exercising esports Management Rights pursuant to management agreements.

The Supplements include standard representations and warranties, indemnification and similar provisions.

For further information, please refer to the copies of the Supplemented Founders Agreement included as Exhibits to the registration statement of which this prospectus is a part. The representations and warranties contained in the Supplemented Founders Agreement were made solely for the benefit of the parties to such Supplemented Founders Agreement, and should not be deemed to be a representation, warranty or covenant to you.

3. Certain Definitions

The following are certain relevant definitions used in the Supplemented Founders Agreement and in this discussion of the Supplemented Founders Agreement:

“AIU Agreement” means the agreement dated April 5, 2016 between AIU and Elite eSports of India, Inc. (“EESI”), pursuant to which AIU exclusively granted to EESI, for and during the term, all rights for exploitation and monetization of esports for AIU university teams and players, including the right to appoint sponsor(s) and exercise television rights, internet rights, audio rights, mobile rights or any variants or future technologies. The rights granted to EESI also include the right to monetize the merchandising and logos, intellectual property rights relating to the or arising out of the exploitation by EESI of the rights licensed to EESI and from advertising, licensing, photography, use of name, photograph and likeness (including of AIU university teams and AIU university players), the right to conduct and exploit interviews, undertake marketing, promotion and publicity for the exercise of the foregoing rights, the right to sell products at the venues where esports game occur, or at retail stores (including online retail stores) owned, operated or authorized by EESI or its affiliates.

●	AIU’s grant does not include any rights AIU does not have, but AIU will use its best efforts to acquire all rights described in the AIU Agreement and will cooperate with EESI to develop and implement a plan to do so. On the expiry of the term of the AIU Agreement, all licenses granted by EESI during the term remain in effect, but EESI will cease entering into further licenses. If EESI is notified that an individual has ceased involvement with the participating universities and/or AIU, EESI will cease entering into further licenses pertaining to that individual.

●	In consideration for the rights granted, EESI must contribute per year an amount equal to 15% of the net profit from the revenues received by EESI from its advertisers and license fees from its use of the rights granted by AIU to EESI, other than from “Commercial Licenses” and 25% of the net profit from Commercial Licenses. (A “Commercial License” is a license granted by EESI to use the names, photographs, likenesses, logos and/or trademarks of AIU, the universities, players, coaches and/or other individuals who render services in connection with the rights granted to AIU as an endorsement of a product or service, excluding a license to use the names, photographs, likenesses, logos and/or trademarks as an endorsement, or otherwise in support of, the rights, parties, universities, tournaments and those distributing or exhibiting the foregoing.)

●	EESI will promote the esports games, university teams, university players and participating universities, provide all necessary production related equipment and professionals required to broadcast the esports games, and assist AIU and the participating universities in developing business relationships with such preferred vendors. AIU will co-operate with EESI in selection of the venues for the esports games and in ensuring that participating universities provide dedicated facilities and space with adequate internet and power for the players and teams to practice and conduct the esports games, will ensure that each participating university provides an esports coach and outfits for each player, will co-operate with EESI to obtain all the required approvals and permissions, and is responsible that venues will meet specifications for power, technology and other requirements.

●	EESI is entitled to enter into any arrangement for sub-licensing of any of its rights, provided EESI shall remain liable to AIU. EESI may assign the AIU Agreement, or any rights and obligations thereunder to any of its affiliates. Any assignment by EESI to any person other than an affiliate of EESI requires the prior written consent from AIU.

●	The term of the AIU Agreement expires in April 2025, and is automatically extended for ten (10) years if not terminated by a party at least six (6) months prior thereto. The term also may be terminated by a party following the bankruptcy or breach of the other party.

As permitted by the AIU Agreement, in 2017 the AIU Agreement was assigned by EESI to SII (which at that time was known as Elite Sports India, Inc.) as part of a “C reorganization” whereby substantially all of the assets of EESI were exchanged for stock of SII. As a result, all references above to the rights and obligations of EESI pursuant to the AIU Agreement now refer to the rights and obligations of SII.

“Athlete” means an individual who plays Esports on behalf of a Participating University or Participating University team, or who is a manager or coach for the foregoing individuals or a Participating University team.

“Esports” means a form of competition using video games.

“Esports Game” means any type of Esports game or similar event, whether physical, virtual or both, that includes players, Team Logos and/or Name and Likeness rights for which AIU or Participating Universities have granted Licenses or other rights to SII Group. Games may include competitive play, demonstration events and other forms of play. Esports Games do not include inter-collegiate play between Pakistani and Indian teams or players representing Participating Universities.

“Gross Receipts” means the total of all non-refundable monies actually received by MOGO or its subsidiaries from exercising licensing, distribution, or Sponsorship Rights licensed to MOGO pursuant to the Supplements, excluding: (i) rebates, refunds, discounts and monies held as deposits and subject to refunds; (ii) sales tax, VAT or equivalent; (iii) credit card fees, PayPal fees and the like; and (iv) import or export duties, fees, costs or expenses and costs of currency conversion and transfer. Without limitation, Gross Receipts includes in person admission fees, registration fees, subscription fees, sponsorship revenue, advertising revenue, product placement revenue, concession revenue, in kind contributions and any other tangible, intangible or virtual benefit of value arising from or pertaining to MOGO’s exercise of all or any rights in or pertaining to MOGO Products, including licensing, distribution and Sponsorship Rights with respect thereto. Gross Receipts do not include: (x) any corporate financings or any portion of any receipts fairly allocable to activities other than the Project; or (y) receipts from MOGO Merchandise included in the computation of Merchandise Net Proceeds.

“Merchandise” means (i) tangible, intangible and virtual products, goods and services, including products such as clothing, accessories, furniture, games, including online, mobile, social and wagering games of chance, skill or otherwise, and whether digital, virtual reality, board games, toys, dolls, souvenirs, art, or otherwise; social media; sporting equipment and other goods and services; (ii) endorsements of the foregoing or otherwise; and (iii) branding, co-branding, and trademark use related thereto; but (iv) excluding MOGO Games and other live MOGO Esports events that are part of the Project, and MOGO Content.

“Merchandise Net Proceeds” means the total of all non-refundable monies actually received by Licensor from exercising licensing, distribution or sponsorship rights in MOGO Merchandise, excluding: (i) rebates, refunds, discounts and monies held as deposits and subject to refunds; (ii) sales tax, VAT or equivalent; (iii) credit card fees, PayPal fees and the like; (iv) import or export duties, fees, costs or expenses and costs of currency conversion and transfer, (v) any corporate financings or any portion of any receipts fairly allocable to activities other than the Project, and (vi) all fees, costs and expenses actually paid or reimbursed by Licensor directly in connection with: (a) creating, producing or manufacturing any MOGO Merchandise; (b) licensing or distributing MOGO Merchandise; (c) collection of amounts due and payable, (d) royalties paid to Athletes by Licensor to secure Name and Likeness rights for MOGO Merchandise, and (e) as reimbursement for indirect overhead, twenty percent (20%) of the items in (a), (b) and (c). Where the distribution or license of MOGO Merchandise is combined with other brands, products, services or goods, Licensor shall allocate its receipts on a consistent basis.

“MOGO Content” means any live or recorded audio, visual, digital, analog, printed or other content recorded or created by MOGO or Licensor, or at their direction, that incorporates MOGO Games, Participating Persons, Team Logos and/or Name and Likeness for Athletes who participate in the Project, or otherwise uses rights licensed to MOGO pursuant to the First Supplement. In addition to all other requirements, MOGO Content must pertain to the Esports rights licensed pursuant to the First Supplement.

“MOGO Game” means an Esports Game undertaken by or on behalf of, or in cooperation with, MOGO that includes participating persons, Team Logos and/or Name and Likeness for Athletes who participate in the Project, or otherwise uses rights licensed by Licensor or Athletes to MOGO hereunder. MOGO Games may include competitive play, demonstration events and other forms of play and may include Athletes playing as part of a Participating University team, and/or individually representing a Participating University, or otherwise by utilizing rights licensed from a participating person. A MOGO Game may include players who do not represent a Participating University. In addition to all other requirements, a MOGO Game must pertain to the Esports rights licensed pursuant to the First Supplement.

“MOGO Merchandise” means Merchandise that recognizably includes, whether by name, as part of its advertising and/or promotion, or as the product, part of the product, embedded in the product, included in the design elements of the product, endorsing the product, good or service, or otherwise, imagery of MOGO, MOGO Games and/or MOGO Content. In addition to all other requirements, MOGO Merchandise must pertain to the Esports rights licensed pursuant to the First Supplement.

“MOGO Product” means any MOGO Game or MOGO Content. MOGO Merchandise is not a MOGO Product.

“Name and Likeness” means an Athlete’s name, sobriquet, photographs, caricatures, pseudonyms, actual or simulated likeness, voice, signature, biography and derivations thereof and all logos, trademarks, copyrights, trade names and other intellectual property rights associated with the Athlete’s name, voice, signature, likeness, or any of them.

“Participating Person” means a Participating University, an Athlete, and any student, faculty member, other employees, alumni or fans of a Participating University in that capacity, rather than in their capacities as members of the general public.

“Participating University” means a college or university located in the Territory during the period that college or university has an agreement with Licensor that Licenses or grants to Licensor rights with respect to all or any of Esports, Team Logos, Name and Likeness rights or Sponsorship Rights.

“Project” means the Parties’ efforts pursuant to the Supplements relating to MOGO Products and MOGO Merchandise.

“Sponsorship Rights” means the right to seek and secure revenues for or related to MOGO Products or MOGO Merchandise from advertisers, marketing partners, promotion partners, cross-promotion partners, endorsements, Name and Likeness rights, regardless of the format or form in which the foregoing is delivered and whether now know or hereafter devised and regardless of whether the foregoing appears in, adjacent to, or separate from MOGO Products or MOGO Merchandise.

“Team Logos” means the audio and/or visual name(s), web address/URLs, logo(s), mascot(s), designs, social media platforms and similar designs and elements now known or hereafter created associated with a Participating University and/or its sport program or teams.

4. Allocation of Esports Revenues under the Supplemented Founders Agreement

The following table summarizes how the esports revenue will be allocated between MOGO and SII under the Supplemented Founders Agreement:

REVENUE TYPE	MOGO	SII	NOTES
Revenues from Indian-Pakistani university events	Excluded	Reserved by SII

Revenues from esports events carried on major platforms (i.e., youtube.com)	Included but not Exclusive	SII can also carry esports on major platforms and/or license such rights to others

Gross Receipts from the commercialization of university esports, all sources, except as limited below	First, MOGO retains 20% of all Gross Receipts plus an amount equal to its deductible costs Thereafter, MOGO allocates the balance (i.e., net proceeds) 60% to MOGO and 40% to SII	Next, MOGO reimburses SII reimbursable costs	MOGO is responsible for all esports activities, except merchandising, and collects all related revenues.

Naming, media rights	Subject to Gross Receipts allocation above	Subject to Gross Receipts allocation above

Game/hardware manufacturers sponsorship	Subject to Gross Receipts allocation above	Subject to Gross Receipts allocation above

In-app purchases	Subject to Gross Receipts allocation above	Subject to Gross Receipts allocation above

In-app advertising	Subject to Gross Receipts allocation above	Subject to Gross Receipts allocation above

Pay-per-download	Subject to Gross Receipts allocation above	Subject to Gross Receipts allocation above

Subscriptions	Subject to Gross Receipts allocation above	Subject to Gross Receipts allocation above

Incentive-based ads	Subject to Gross Receipts allocation above	Subject to Gross Receipts allocation above

Event advertising	Subject to Gross Receipts allocation above	Subject to Gross Receipts allocation above

Event sponsorships	Subject to Gross Receipts allocation above	Subject to Gross Receipts allocation above

Event admission fees	Subject to Gross Receipts allocation above	Subject to Gross Receipts allocation above

Team entry fees	Subject to Gross Receipts allocation above	Subject to Gross Receipts allocation above

Ticket fees for streamed events	Subject to Gross Receipts allocation above	Subject to Gross Receipts allocation above

REVENUE TYPE	MOGO	SII	NOTES
Streaming advertising, sponsorships and subscriptions	Subject to Gross Receipts allocation above	Subject to Gross Receipts allocation above

MOGO event merchandise not university branded, sold by SII	1/3 cumulative net proceeds royalty paid to MOGO	SII is responsible for merchandising and collects all merchandising revenues	This is merchandise that does not carry university logos, names or likenesses

SII Merchandise university branded, sold by MOGO	MOGO buys from SII at a 30% discount from wholesale prices, plus freight/storage. MOGO retains profits	SII is responsible for merchandising and collects all merchandising revenues	This is university logo merchandise. SII retains ownership of team logos, names and likenesses, and sole right to produce

MOGO management agreements with Athletes	MOGO pays SII a referral fee of 15% of net revenues from such agreements		MOGO is responsible for all costs and expenses with respect thereto

MOGO management agreements with Licensor	SII will pay MOGO a services fee of 80% of its net revenues from such agreements		MOGO is responsible for all costs and expenses with respect thereto

Services Agreement

MOGO and EUSAI entered into a Services Agreement dated December 15, 2021 (the “Services Agreement”), pursuant to which MOGO engaged EUSAI to assist MOGO as an independent contractor to arrange, manage and implement a series of esports tournaments in India. (The Services Agreement is separate from the Supplemented Founders Agreement.)

Under this Services Agreement, EUSAI assisted MOGO to arrange, manage and implement on MOGO’s behalf, 14 esports events from January through April 2022, culminating in the National Esports Championship at Lovely Professional University in April. These events included open tournaments (9 events), inter-university tournaments (2 events), a rivalry tournament (1 event) and the divisional tournament (1 event). MOGO and EUSAI shared the costs of these events. MOGO does not expect to realize and has not realized material net revenues from its activities in such early-stage tournaments but is building support for it Esports program. The agreement has not been extended and there are no negotiations with EUSAI currently in process.

The completed 2022 tournaments are:

Name	Number of Separate Events	Number of Days for the Events	Date(s) of Events (2022)	Notes
Open Tournaments	9	25	Jan 22 – Apr 30	Selected Weekends
Inter-University Tournaments	2	3	Jan 28 – Jan 30	GLA University
Rivalry Tournaments	1	3	Mar 10	Completed
Divisional Tournaments	1	2	Mar 29	Completed
Final National Championship University Tournaments	1	7	Apr 8 – Apr 9	National Esports Championship

The parties agreed to continue to mutually develop a plan consisting of the dates, venues and other specifications for each event (upon mutual agreement thereof, an “Event Plan”). The Event Plan will specify the respective responsibilities of each party, with EUSAI having primary responsibility for executing the event and MOGO having primary responsibility for arranging technology and marketing for the event. Upon agreement of an Event Plan, the parties then will develop a budget for the event and MOGO will fund the budget. MOGO reserves the right to cancel events. MOGO will determine the amount of prize money for an event. For each event for which EUSAI renders services pursuant to the Services Agreement, MOGO will pay EUSAI a fee equal to the aggregate of (i) the lesser of 10% of the event budget for that event or INR 450,000, (approximately $5,537 based on current exchange rates) plus (ii) 5% of MOGO’s share of any in person admission fees, plus (iii) 5% of MOGO’s share of any concession income at the venue, plus (iv) a bonus based on the profitability of the tournaments as a group and EUSAI’s performance, to be determined by MOGO in its sole discretion but targeted as up to 10% of MOGO’s net profit with respect to the tournaments (exclusive of profits related to merchandise).

As between the parties, MOGO owns all intellectual property rights in the tournaments, each event and all advertising and marketing related thereto and all merchandising related thereto.

The Services Agreement will terminate (i) as mutually agreed by the Parties, (ii) for material uncured breach, or (iii) upon completion of all EUSAI services required pursuant to the Services Agreement and the Event Plans. If a party sends the other party a notice that specifies a material breach of the Services Agreement and the other party does not cure the breach within thirty (30) days thereafter, the non-breaching party may thereafter terminate the term of the Services Agreement by notice to the breaching party sent before there is any cure of the breaches specified in the notice to cure.

The Services Agreement includes standard representations and warranties, indemnification and similar provisions.

Retention of Mr. Butler, Mr. Rennert and Ms. Chang as Directors, Technology for MOGO

On October 21, 2021, MOGO entered into a binding agreement, entitled Memorandum of Understanding, whereby it retained the team of Gregory Butler, Anthony Rennert and Martha Chang (hereinafter the “Team”) as consultants, to act as its Directors, Technology for MOGO.

The Team is charged with advising MOGO on developing, establishing, operating, commercializing, marketing, promoting, and expanding MOGO’s esports business with an aim to commercialize esports tournaments, esports sponsorships, esports advertising revenues, esports merchandise revenues, esports broadcast revenues, esports video revenues, esports game development and marketing and distribution revenues, and all other manner of esports revenue streams for the benefit of MOGO.

The tasks and services to be accomplished under the direction of the Team include design of product and services offerings and features, budgets, timelines, real time assessment of the marketplace, competition, tech and user trends and direction on customer habits across social and gaming media, and methods, strategies and approaches to capture and retain customers and users and new emerging trends in marketing and closing new customers and users.

Initial consideration paid under this Agreement consists of the issuance of 1,000,000 Warrants to acquire Common stock of MOGO at an exercise price of $1.00 per share, exercisable on or before December 15, 2026. 250,000 of these warrants were issued to the Team and declared vested immediately, in exchange for execution of the Consulting Agreement and for 2021 services rendered. An additional 62,500 warrants were vested on April 1, 2022, in recognition of the quarterly vesting schedule.

MOGO will consult with the Team and reach agreement on Team goals and milestones at the beginning of each calendar quarter over the term of the Agreement.

Either party may terminate the Agreement at the end of any calendar quarter, in which event any unvested warrants will expire, and outstanding vested warrants will also expire if not excised within 30 days after termination of the Agreement.

The Agreement is tied to and automatically terminates upon the termination of a separate agreement with Artemis Ave, LLC, the team’s separately owned software development and licensing company. (See below)

Licensing Software Agreement with Artemis Avenue, LLC

On December 13, 2021, MOGO entered into a software licensing agreement with Artemis Ave, LLC, a software development and licensing company owned by the Team referenced above. Artemis has developed the software for a live esports platform. The Software Agreement grants to MOGO a non-exclusive, non-transferable license to use the Artemis gaming software. The software agreement calls for a $50,000 payment as a security deposit upon beginning use of the software, and a provision for equal sharing of savings Artemis provides to MOGO as compared to costs charged by other commercially available solutions. MOGO will pay all third-party vendors for services provided, such as cloud services, hosting services and software subscriptions. The License Software Agreement continues for a year and automatically renews yearly thereafter, unless either party terminates the agreement.

MOGO Core Platform Agreement with Artemis Avenue, LLC

In a second agreement, entitled Memorandum of Understanding, (the “Memorandum”), by and between MOGO and Artemis Ave, LLC, the parties agreed to use Artemis’s services to develop for MOGO a new Core Platform. These services include ideation, architecture and development services, licensing of Artemis’ platform (see above agreement), and integration of third-party software. The Memorandum provides that Artemis will supply integrated use of Artemis’ EVE proprietary transcoding via its platform. EVE transcoding is a codec agnostic process that reduces file size by at least 50% with no file degradation. This project was in progress and we have invested $1,025,000 in software-in-progress through December 31, 2022.

Experience of MOGO’s Directors of Technology

The Gregory Butler, Anthony Rennert and Martha Chang Team: Directors of Technology for MOGO.

Gregory Butler. Mr. Butler, the CEO of ZuCasa, previously served as the acting CEO of ROWL/ReChain, a company that has three apps covering music, ecards and reminders, serving over 12 million users.  Mr. Butler has over 20 years of experience driving strategies and partnerships for engagement and revenue related to content, media and IP and has established partnerships across multiple verticals for new e-commerce initiatives in media and retail.  In addition, Mr. Butler has composed music for several TV series and has multiple Grammy nominations.  He earned his BS in digital technology (distinction) at the Dublin Institute of Technology and a graduate diploma at the London School of Economics.

Martha Chang. Ms. Chang, the COO of ZuCasa, is a co-founder and managing director of Evemeta, a company that develops image and video compression algorithms, data compression algorithms, image processing algorithms, technology platforms, mobile apps and technology solutions. As an intellectual property owner/film and television producer, Ms. Chang is working with Lionsgate Films to develop franchisable IP such as 3 Ninjas, Barney, the Purple Dinosaur and The Last Unicorn. She has also worked with Disney, Sony, Universal, 20th Century Fox Television and Lionsgate to develop, produce, distribute and market IP in ancillary products such as publishing, video games and merchandising. Ms. Chang earned her BA at the University of California, Berkeley and studied at the University of Paris.

Anthony Rennert. Mr. Rennert, the CTO of ZuCasa, is also the CTO of Evemeta, where he developed IP including compression algorithms for images, video and data, including a process that enabled physicians to compare images automatically and longitudinally from different modalities, image formats and time frames identifying and highlighting changes in images over time. He has also developed an Over the Top (OTT) television offering, online advertising tools including demand side platforms (DSP), supply side platforms (SSP), real time bidding (RTB) and data management platforms (DMP) and numerous mobile apps.

Other Consulting Agreements

MOGO has entered into the following additional Consulting Agreements:

James Knopf. Mr. Knopf is an entertainment sales executive with over 25 years of experience negotiating and selling large-scale content distribution deals across multiple platforms. On June 1, 2021 the Company entered into a consulting agreement with Mr. Knopf for consulting services to be rendered through May 31, 2024. The Company privately issued to Mr. Knopf 50,000 restricted shares of its common stock, vesting quarterly over three years, for the services to be rendered, and agreed to negotiate a monthly compensation payment for consulting services to be rendered.

Kim Meltzer. Ms. Meltzer is a 30-year veteran in the event, hotel and hospitality industry, producing more than 500 corporate, entertainment, pharmaceutical, technology and esports events. For over ten years Ms. Meltzer has focused her career exclusively on global esports events supporting brands, the community, production, publishers, developers, high school, college and professional players, as well as influencers. She also holds the Certified Virtual Events Producer (CVEP) professional designation. Her Gamer Tag is “Esports Mom.” In January 2023, Ms. Meltzer became Chief Gaming Officer of the Company. The Company became obligated to issue Ms. Meltzer a warrant to purchase 60,000 shares of the Company’s common stock in January 2023 at an exercise price of $3.00 per share, which will vest quarterly over one year, and expire in January 2033.

Rishi Jaitly. Mr. Jaitly joined the company as a Chief Strategic Officer in November 2022.  He is a widely-known visionary with deep experience in the United States and Asia at the intersection of technology and media. Most recently, Mr. Jaitly was the co-founder and CEO of Times Bridge, one of the leading venture capital firms enabling international expansion for the world's best ideas. Its investment portfolio included Airbnb, Coursera, Headspace, Stack Overflow, Uber and others. Under Mr. Jaitly's leadership, Times Bridge operationally oversaw the launch, growth and leadership of its partner companies in India. Prior to launching Times Bridge in 2016, Mr. Jaitly was Twitter Inc's Vice President, Asia Pacific, Middle East and North Africa, and the company's first employee in mainland Asia. He led Twitter’s entry and establishment in India as Founding Managing Director, and subsequently helped lead the company’s expansion into the Philippines, Indonesia and beyond. Earlier in his career, Mr. Jaitly was the Head of Public Affairs for Google and YouTube South Asia, a speechwriter and aide to Google CEO Eric Schmidt. The Company became obligated in January 2023 to issue Mr. Jaitly a warrant to purchase 75,000 shares of the Company’s common stock at an exercise price of $3.00 per share, which vest quarterly over one year, and expire in January 2033.

Item 1A. Risk Factors

RISK FACTORS

Investing in our Common Stock involves a high degree of risk. Before deciding whether to invest in our Common Stock, you should consider carefully the risks and uncertainties and assumptions discussed under the heading “Risk Factors” and elsewhere in this prospectus. There may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results. If any of these risks occurs, our business, business prospects, financial condition or results of operations could be seriously harmed. Assuming our common shares are publicly traded, this could cause the trading price of our Common Stock to decline, resulting in a loss of all or part of your investment. Please also read carefully the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

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

Our initial focus will be on expanding a business to deliver mobile esports tournaments, games and activities in association with 92 Indian universities. Although interest in mobile esports programming is growing in South Asia, university mobile esports are new to Indian sub-continent audiences and broadcasts/streaming of our university league’s esports games and tournaments may not resonate with these audiences. As a result, we may not generate sufficient viewership to attract advertisers and increase the value of the media rights we intend to expand and promote. You should consider our business and prospects in light of the challenges, risks and difficulties we may encounter in this new and rapidly evolving mobile esports content market.

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

Risks to our commercialization of licensed rights involving 92 Indian universities.

SII has granted to MOGO a license to commercially exploit certain rights held by SII through SII’s subsidiary, EUSAI, associated with the development, organization, promotion, marketing and distribution of esports leagues, games, tournaments, products and programing in India in participation with 92 EUSAI-member universities with whom SII or EUSAI has contractual or correspondence relationships. We are relying on the commercialization of these rights to jumpstart the expansion of our esports business.

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

The agreements with SII provide that SII is obligated to compensate participating universities and their players, including payment of any royalties or participations, for MOGO’s use of logos, trademarks and names and likenesses associated with the universities and their players, and SII is also obligated to pay for lodging, food and transportation of Participating University players. Further, SII has agreed to invest capital in the manufacture, marketing, distribution and sale of merchandise associated with esports programs. SII agreed to provide consulting services to MOGO with regard to development of its esports business, through December 31, 2022 but this agreement has not been extended. SII is not a public company, does not have substantial capital reserves, and conceivably could default in performance of one or more of these obligations. Any SII default would likely have a material negative effect on our Company and our successful implementation of our business plan.

The rights assigned to MOGO by SII under the license of rights and/or correspondence relationships by SII to MOGO associated with the 92 universities are limited; SII may support MOGO competitors or become a competitor of MOGO in the future.

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

The License is for a limited term and expires during July 2029.

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

Mobile Global Esports (“MOGO” or “Mogo,” or the “Company”) was organized in March of 2021 to carry on and expand an esports business (the “Business”) started by Sports Industry of India (“SII”), in 2016. Through a series of contracts, the rights to the Business were assigned to MOGO by SII and its affiliates beginning in August of 2021. We are in the process of expanding this Business, but to date we do not have significant revenues. Despite some five years of operations, the Business has many of the risks of a new business because the entire industry of esports is so new and still in many ways undefined. You should consider the Company’s prospects in light of the costs, uncertainties, delays, and difficulties frequently encountered by companies in this early stage of development. In particular, you should consider that we cannot provide assurance that we will be able to:

●	Successfully implement our business plan and expand our esports business to develop significant streams of revenue;

●	Maintain our management team;

●	Maintain licensed rights associated with SII’s universities to which we have gained access pursuant to a license of rights agreement with SII;

●	Raise sufficient funds in the capital markets in the future to implement our business plan;

●	Attract, enter into and/or maintain contracts with players and sponsors; and

●	Compete effectively in the competitive environment in which we will operate.

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

As of December 31, 2022, we had a cash balance, including restricted cash, of approximately $7,560,000. While management estimates this amount is sufficient to continue with operating activities over the next 18-24 months, we will need to raise additional capital to fund our operations while we implement and execute our business plan and expand our business.

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

If we raise additional funds by issuing equity or convertible debt securities, we will reduce the percentage ownership of our then-existing stockholders, and the holders of those newly-issued equity or convertible debt securities may have rights, preferences, or privileges senior to those possessed by our then-existing stockholders and/or note holders. Additionally, future sales of a substantial number of shares of our Common Stock or other equity-related securities could depress the market price of our Common Stock in the public market, and could impair our current or future ability to raise capital through the sale of additional equity or equity-linked securities or the sale of debt. We cannot predict the effect that future sales of our Common Stock or other equity-related securities would have on the market price of our Common Stock.

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

In addition, SII, which has assisted us in our organization and has licensed to us certain commercialization rights associated with 92 universities in India, is not precluded from establishing its own esports business once its consulting services to us are concluded. It is possible it, or its affiliates, could become significant competitors to us in the mobile esports markets in South Asia on which we are focused.

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

As of December 31, 2022, we had 20 full-time employees and 5 key advisors. The employees in India work a majority of their time to organize events for our operations in India. Of the 25-member team, 10 are located in the US, 14 are located in India, and one is in Pakistan. As our company grows, we plan to expand our employee base. In addition, we intend to grow by expanding our business, increasing market penetration and developing new products and services. Future growth will impose significant additional responsibilities on our management, including the need to develop and improve our existing administrative and operational systems and our financial and management controls and to identify, recruit, maintain, motivate, train, manage and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our organization, give rise to operational mistakes, loss of business opportunities, loss of employees and/or reduced productivity. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to effectively manage the expansion of employees and manage future growth.

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

In this regard, the Covid-19 pandemic has adversely affected our ability to generate revenues, raise capital, negotiate new business arrangements in India and adequately staff and manage our business. The extent to which Covid-19 or some new pandemic in the future impacts our business, results of operations and financial condition can not be assessed.

Further, in the current environment of raising inflation and raising interest rates, disposable income is being reduced in our markets, resulting in the likelihood of reduced revenues flowing to our business.

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

Most all of the Company’s operations will be conducted in foreign jurisdictions, and initially primarily in India. It is expected that the Company will derive all of its revenue from transactions denominated in currencies other than the United States dollar, and the Company expects that receivables with respect to foreign sales will account for all of its total accounts and receivables outstanding for some time.

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

MOGO has partnered with Nick Venezia, the founder and Chief Executive Officer (“CEO”) of Social Outlier, to develop MOGO’s digital assets using complex scientific formulas and analytical mathematics to develop unique algorithms and toolsets that will create data revenue. In management’s opinion, MOGO will be creating extremely valuable datasets that also respect individual consent and align with future privacy standards while delivering qualified and high-value audiences.

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

As of December 31, 2022, our officers, directors and more than 5% shareholders own in the aggregate approximately 33.5% of our outstanding Common Stock. As a result, when acting together, although such individuals will not have a controlling interest in our Company, they still will have a significant impact on the election of our directors and in determining the outcome of any corporate action, including corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and influence could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

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

We are in a capital-intensive business and we do not have sufficient funds to finance the growth of our business without issuing additional securities beyond the shares to be sold in this offering, resulting in the dilution of the ownership interests of holders of our Common Stock. We are currently authorized to issue 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. Additionally, the Board may subsequently approve increases in authorized Common Stock or Preferred Stock. The potential issuance of such additional shares of common or Preferred Stock or convertible debt may create downward pressure on the trading price of our Common Stock in public markets. We may also issue additional shares of Common Stock or other securities that are convertible into or exercisable for Common Stock in future public offerings or private placements for capital-raising purposes or for other business purposes. The future issuance of a substantial number of common shares into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common shares could make it more difficult to raise funds through future offerings of our common shares or securities convertible into common shares.

Our amended and restated certificate of incorporation allows for our board of directors to create new series of Preferred Stock without further approval by our stockholders, which could have an anti-takeover effect and could adversely affect holders of our Common Stock.

Our authorized capital includes Preferred Stock issuable in one or more series. We currently have no Preferred Stock outstanding. However, our board has the authority to issue Preferred Stock and determine the price, designation, rights, preferences, privileges, restrictions and conditions, including voting and dividend rights, of those shares without any further vote or action by stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any Preferred Stock that may be issued in the future. The issuance of additional Preferred Stock, while providing desirable flexibility in connection with possible financings and acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the voting power of our outstanding voting securities, which could deprive our holders of Common Stock of a premium that they might otherwise realize in connection with a proposed acquisition of our company.

We expect to incur significant additional costs as a result of being a public company, which may adversely affect our business, financial condition and results of operations.

We expect to incur costs associated with corporate governance requirements that are applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Exchange Act, as well as the rules of the NASDAQ. These rules and regulations are expected to significantly increase our accounting, legal and financial compliance costs and make some activities more time-consuming. We also expect these rules and regulations to make it more expensive for us to obtain and maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Accordingly, increases in costs incurred as a result of becoming a publicly traded company may adversely affect our business, financial condition and results of operations.

The market price of such securities has been and is likely to remain highly volatile and subject to wide fluctuations, and you may be unable to sell your securities at or above the price at which you acquired them.

The stock market in general and the markets for smaller companies in particular have experienced extreme volatility that may be unrelated to the operating performance of particular companies. The market price for our securities may be influenced by many factors that are beyond our control.

The trading price of our shares may also decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. These factors, among others, could harm the value of your investment in our securities. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, operating results and financial condition.

Risk Our Shares may be removed from trading on the NASDAQ Market.

On December 22, 2022, the NASDQ Staff notified the Company that its common stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive business days as required by the Listing Rules of The Nasdaq Stock Market. But on January 20, 2023, NASDAQ Staff determined that for the previous 10 consecutive business days, from January 5, 2023 to January 19, 2023, the closing bid price of the Company’s common stock had been at $1.00 per share or greater. Accordingly, the Company had re-satisfied the NASDQ minimum bid price of $1.00 per share under Listing Rule 5810(c)(3)(A). This rule provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 31 consecutive business days.

However, our shares have recently closed again below $1.00 for 30 consecutive days, and we received a further letter from NASDAQ on April 10, 2023, again notifying us that we failed to meet the Listing Rules of the Nasdaq Stock Market and our common shares were at risk of being removed from the NASDAQ. If delisted, the Company would be forced to list its shares on the Pink Sheets over the counter market and seek later to re-list on the NASDAQ Exchange. The Pink Sheets over the counter market has significantly less liquidity than the NASDAQ Market. There is no assurance that if delisted at some point in the future from the NASDAQ, the Company would later be able to re-list on the NASDAQ.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Company employees in the US work remotely. The Company maintains its corporate headquarters in Westport, Connecticut, where the Company rents shared workspace and has use of mail and conference room facilities, and work stations. In India, the Company’s subsidiary leased three units in a commercial building in Kandivali East, Mumbai.

We believe our existing leased facilities are in good operating condition and suitable for the conduct of business for the present.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has listed on the Nasdaq Capital Market under the symbol “MGAM” since July 29, 2022.

Holders

As of April 13, 2023, there were 28 record holders of our common stock, based upon information received from our transfer agent. However, the number of holders of record does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies, and so we are unable to estimate the total number of shareholders represented by record holders.

Dividend Policy

We have never paid any cash dividends on our capital stock, and do not anticipate paying such cash dividends in the foreseeable future. Whether we declare and pay dividends is determined by our Board of Directors at their discretion, subject to certain limitations imposed under Delaware corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Equity Compensation Plan Information

We do not currently have an equity compensation plan.

Sale of Unregistered Securities

Except as previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, (incorporated herein by reference) we had no sales of unregistered equity securities during the year ended December 31, 2022.

Purchase of Equity Securities

During November 2022, our Board of Directors adopted a share repurchase program with authorization to purchase from time to time at the direction of the Board, up to $1 million of our shares of common stock. Under this program the Company may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means. Management has stated that the timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share buyback program has not yet been funded. Once it is funded, it may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock.

We have not purchased any of our equity securities during the period covered by this Annual Report.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis, and elsewhere in this Annual Report on 10-K..

Objective

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the year ended December 31, 2022 and for the period from Inception (March 11, 2021) to December 31, 2021 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2022, as compared to the period from Inception (March 11, 2021) to December 31, 2021. This discussion should be read in conjunction with our consolidated financial statements for the year ended December 31, 2022 and for the period from Inception (March 11, 2021) to December 31, 2021 and the related information included elsewhere in this annual report on Form 10-K.

Overview of 2022

Mobile Global Esports Inc. (“MOGO Inc” or “Mogo Inc”) was organized in March of 2021 to expand an esports business created by Sports Industry of India (“SII”), and conducted since 2016. Through a series of contracts, the rights to the business were assigned to MOGO by SII and its affiliates beginning in October of 2021. MOGO is now expanding the business created by SII, which is focused on the growing esports industry. The Indian market for esports, and particularly university esports events in India, represent, in management’s opinion, one of the largest and fastest growing esports markets in the world. During 2022, MOGO Inc acquired a 99% ownership stake in MOGO Esports Private Limited (“MOGO Pvt Ltd”). The consolidated financial statements include the accounts of MOGO Inc and MOGO Pvt Ltd (collectively, the “Company” or “MOGO”).

The SII esports business, which has now been transferred to and is operated by MOGO, is the only business in India to organize and sponsor an officially-sanctioned national championship for university esports. As of December 31, 2022, SII holds a 12.98% minority common share interest in MOGO, but has no controlling interest in MOGO.

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

We are a pre-revenue, early development-stage company. Our 2022 financial results reflect our investment in building a professional management team and building our infrastructure for revenue-producing initiatives, our game platform and our commercial data capabilities.

Since our inception, we have incurred operating losses. Our comprehensive loss was approximately $1,286,000 for the year ended December 31, 2022 and $262,000 for the period from March 11, 2021 (Inception) through December 31, 2021. As of December 31, 2022, we had an accumulated deficit of approximately $1,549,000. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to implement and execute our business plan and expand our business. We raised approximately $9,842,000 of net proceeds from a combination of our initial public offering (“IPO”) and private equity placement in July and September 2022 but we will require additional capital beyond these offerings in the future to complete our business plan.

Components of Consolidated Statements of Operations

Revenue and Cost of Revenue

We have not generated any revenue or cost of revenue to date.

General and Administrative Expenses

General and administrative expenses consist principally of employee compensation, event marketing and development fees, insurance expense, public listing fees, and other professional fees for consulting, legal, auditing and tax services.

Comparison of the Year Ended December 31, 2022 to the Period from Inception (March 11, 2021) to December 31, 2021

The following table summarizes the results of our operations:

	2022	2021	%	Change
Revenue	$—	$—	$—	*
Costs and expenses:
Cost of revenue	—	—	—	*
General and administrative	1,286,362	262,360	1,024,002	**
Total costs and expenses	1,286,362	262,360	1,024,002	**
Loss from operations	(1,286,362)	(262,360)	(1,024,002)	**
Interest expense	(1,322)	-	(1,322)	**
Net loss	$(1,287,684)	$(262,360)	$(1,025,324)	**

*	Not meaningful

**	Change is significantly more than 500%

General and Administrative Expenses

General and administrative expenses were $1,286,362 for the year ended December 31, 2022, compared with $262,360 for the period from Inception (March 11, 2021) to December 31, 2021. The increase of $1,024,002 was primarily due to the increase in payroll and related expenses, insurance expense, public company filing fees, and other professional fees for consulting, legal, auditing and tax services.

Liquidity and Capital Resources

As of December 31, 2022 and December 31, 2021, we had cash and restricted cash of $7,559,674 and $238,202, respectively.

We have financed our operations through the issuance of common stock and common stock with warrants. In July 2022, we issued 1,725,000 shares of common stock and 172,500 warrants for total gross proceeds of $6,900,000 through an initial public offering (“IPO”). We received net proceeds after commissions, fees and expenses of approximately $5,465,000, with $500,000 of these funds originally held in an escrow account for our benefit. During November 2022, $480,000 of the escrow funds were released from escrow. In September 2022, we issued 1,886,793 shares of common stock along with 1,886,793 warrants, for total gross proceeds of $5,000,001 through a private equity placement (hereinafter “PIPE”). We received net proceeds after commissions, fees and expenses of approximately $4,377,000.

Issuance of Common Stock and Warrants in IPO

During July 2022, we issued 1,725,000 shares of common stock for total gross proceeds of $6,900,000 through an initial public offering (“IPO”). We received net proceeds after commissions, fees and expenses of approximately $5,465,000.

As a part of this transaction we issued warrants to the representative of the underwriters to purchase a number of common shares equal to 10% of the total number of common shares sold by the Company in the IPO. The representative’s warrants provide for the purchase of up to 172,500 shares of common stock at a purchase price of $6.60 per share. The representative’s warrants, if exercised, must be purchased in cash, are exercisable commencing six months after July 28, 2022. and expire on July 28, 2027. There is no assurance that all, or any of these warrants will be exercised.

Issuance of Common Stock and Warrants in PIPE

During September 2022, we issued 1,886,793 units, each consisting of one share of common stock and one warrant for a total of 1,886,793 shares of common stock and 1,886,793 warrants to acquire our common stock in the future for total gross proceeds of $5,000,001 through a private equity placement agreement (“PIPE”). In conjunction with this issuance of common stock, 1,886,793 warrants (“PIPE Warrants”) to purchase common stock were issued to the investors having an exercise price of $2.90 per share and 339,623 warrants (“Placement Agent Warrants”) were issued to the placement agent as a part of their fee, having an exercise price of $2.915 per share. The Company received net proceeds, after commissions, fees and expenses of approximately $4,377,000. Both sets of warrants expire in September 2027 if not exercised. There is no assurance that all, or any of these warrants will be exercised.

Funding Requirements

We believe the net proceeds of the IPO and the PIPE will be sufficient to meet our cash, operational and liquidity requirements for approximately 18 to 24 months.

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

Cash Flows

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $1,444,130 compared to $44,624 for the period from March 11, 2021 (Inception) to December 31, 2021. The increase of $1,399,506 was primarily due to an increase in general and administrative expenses and prepaid insurance during the year ended December 31, 2022 compared with the period from March 11, 2021 (Inception) to December 31, 2021.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $1,042,664 compared to nil for the period from March 11, 2021 (Inception) to December 31, 2021. The increase of $1,042,664 was primarily due to payments for the development of an esports platform during the year ended December 31, 2022.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2022 was $9,810,709 compared to $282,826 for the period from March 11, 2021 (Inception) to December 31, 2021. The increase of $9,527,883 was primarily due to net proceeds from the IPO and PIPE totaling $9,904,510 offset by principal payments on our note payable of $93,801 during the year ended December 31, 2022 compared to $345,824 of proceeds from the sale of common stock offset by $62,998 of deferred offering costs for the period from March 11, 2021 (Inception) to December 31, 2021.

Contractual Obligations and Commitments

During October 2022, we entered into three separate lease agreements in India for office space through MOGO Pvt Ltd. The lease agreements are each for a term of 3 years but can be terminated by the landlord or us after 2 years under the terms of the lease arrangements. The total fixed lease payments over the 3 years for these leases is approximately $67,000.

From time to time, we may be involved in various litigation matters, which arise in the ordinary course of business. There is currently no litigation that we believe will have a material impact on the financial position of the Company.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these consolidated financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date the consolidated financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements includes a summary of the significant accounting policies we used to prepare our consolidated financial statements. We have discussion the selection and disclosure our critical accounting policies and estimates with our Audit Committee. The following is a review of our most significant policies and estimates.

Property and Equipment

Property and equipment, net, is stated at cost. Depreciation is computed over the estimated useful lives of the assets, generally three to five years, using the straight-line method. Expenditures for maintenance and repairs are charged to operations; major expenditures for renewals and betterments are capitalized and depreciated over their useful lives. Leasehold improvements are amortized over the lesser of the asset life or the life of the lease.

Leases

The Company leases office space in India under non-cancelable lease arrangements through MOGO Pvt Ltd. The Company applies the accounting guidance in Accounting Standards Codification (“ASC”) 842, Leases. As such, the Company assesses all arrangements, that convey the right to control the use of property and equipment, at inception, to determine if it is, or contains, a lease based on the unique facts and circumstances present in that arrangement. For those leases identified, the Company determines the lease classification, recognition, and measurement at the lease commencement date.

Fixed lease payments on operating leases are recognized over the expected term of the lease on a straight-line basis. Variable lease expenses that are not considered fixed are expensed as incurred. Fixed and variable lease expense on operating leases is recognized within operating expenses within the accompanying consolidated statements of operations and comprehensive loss.

The interest rate implicit in the Company’s lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

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

JOBS Act

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

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

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of 2027; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We may choose to take advantage of some but not all of these exemptions. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock.

Smaller Reporting Company

As a “smaller reporting company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in addition to providing reduced disclosure about our executive compensation arrangements and business developments, among other reduced disclosure requirements available to smaller reporting companies, we present only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements required to be filed pursuant to this Item 8 appear in a separate section of this Annual Report on Form 10-K, beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been prevented or detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of its inherent limitations, misstatements due to error or fraud may occur and not be prevented or detected.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2022, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, with the participation of the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

The Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption from such requirement for emerging growth companies.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and ages of all of our directors and executive officers as of December 31, 2022. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position
Marco Welch	68	Chairman
David Pross	70	Co-Founder, CEO and Corporate Secretary
Kiki Benson	62	Chief Financial Officer
Jay Madan	56	Director
Jim Knopf	58	Director
Willy Verhaegen	81	Director
Alexander Alexandrov	39	Director

The following are biographical summaries of those individuals who serve as our executive officers and directors:

Marco Welch, Chairman. Mr. Welch, age 68, has over 30 years of investment banking experience and was the owner of the commodities firm, BD Alpha3 Corp., where he has served as a consultant for more than the past five years. BD Alpha3 Corp is not currently active. As a specialist on the Chicago Stock Exchange, he held Series 3, 7 and 63 licenses. In addition, he was CMO for Cabrera Capital, where he marketed a $10 billion bond deal for the State of Illinois. This was the largest bond deal in the state’s history. Previously, he was CMO for Medtech Detect. Mr. Welch was classically trained at The Chicago Conservatory College.

David Pross, Co-Founder, Chief Executive Officer and Company Secretary. Mr. Pross, age 70, is an international business development specialist with experience in consumer products and media. MOGO is his fourth new business initiative in India. For the last five years, and in fact from 2015, through April 2021, he has been employed by SII, first as vice president, business development, and then as a senior advisor, assisting the company in developing financial projections and business plans in India. In April of 2021 he became the Chief Executive Officer of MOGO.

After earning an MA in Near Eastern Studies from the University of Michigan, he began his career as an assistant editor for an Arabic-language magazine and then worked as the editor of Middle East Business in New York. Then, after earning an MBA in finance/international business at New York University, he joined Pepsi-Cola USA, where he held several positions in the financial planning groups, including the mergers and acquisitions team. He then joined Pepsi-Cola International, where he had planning responsibility for the Middle East region and India. Following the Indian government’s approval of Pepsi’s investment proposal, he was a manager in Pepsi’s Indian joint venture in New Delhi.

Following his assignment in India, Mr. Pross formed his own international business development firm. Clients included Pepsi in Bulgaria, Romania and Russia, Eastman Chemicals for a project in Belarus and Constar for a packaging project in Brazil. He joined RJ Reynolds International (a division of RJR Nabisco), based in Geneva, as a director of business development for the Middle East, Africa and South Asia. He led the company’s market entry initiative for the Indian market, which was the last major consumer market not yet developed by multinational tobacco companies. After the Indian government rejected RJRI’s initial proposal, he was able to gain the first and only new foreign investment in India’s tobacco industry in over 80 years. He served as general manager in India and was the joint venture’s managing director. Mr. Pross also opened the market in Pakistan for RJR International by creating a joint venture with a Karachi-based consumer products company and purchasing a manufacturing facility in Mardan, in the North-West Frontier Province, now known as Khyber Pakhtunkhwa.

Prior to earning his MA and MBA degrees, Mr. Pross earned his BA in political science/international relations from the College of Wooster and studied at the American University of Beirut. He has lived in Lahore, Cairo, Beirut, New Delhi and Geneva.

Kiki Benson, Chief Financial Officer. Ms. Benson, age 62, is an experienced financial professional with a diverse background as controller of Temenos USA, a bank software company, as an accountant with Newgistics, an e-commerce development company, and Nanogen, an advanced microelectronics and molecular biology platform company. Ms. Benson was also a division controller with NEC Technologies, a provider of software-based enterprise telecommunications. Ms. Benson was the corporate controller for LUSA Holdings from January 2013 to January 2020, a financial operations consultant for Bridgepoint Consulting from January 2020 to January 2021 and is currently the statutory controller of the North American region since August 2020 for Temenos, Inc. Ms. Benson earned her BS and MBA (finance/accounting) at Northern Illinois University.

Jay Madan, Director. Mr. Madan, age 56, is an advisor, board member and operational executive with 30 years combined top-management consulting and C-suite experience in the biotechnology, life sciences and technology industries. Mr. Madan founded Innovate Biopharmaceuticals, Inc. in 2012, where he served as president and chief business officer, took the company public in 2018 (Nasdaq: INNT) and merged it with RDD Pharma in 2020 to create the GI-focused 9 Meters Biopharma, Inc. (Nasdaq: NMTR).  At Innovate Biopharmaceuticals, Mr. Madan was also the interim principal accounting officer and principal financial officer from March 2018 through June 2020.  Mr. Madan served on the board of directors of Innovate Biopharmaceuticals from January 2018 through April 2020.   Since May 2020, Mr. Madan has been an advisor to OakLabs GmbH, a Berlin-based precision medicine company, and the CEO of OakLife Ai Biopharma, Inc, a spin-off from OakLabs. He holds a BS in chemical engineering from the University of Mumbai and pursued an MS in chemical engineering from Washington State University.

Jim Knopf, Director. Mr. Knopf, age 58, is an entertainment sales executive with over 25 years of experience negotiating and selling large-scale content distribution deals across multiple platforms (TV, digital, mobile and OTT).

For the past seven years Mr. Knopf has been the founder/CEO of his own entertainment and media consulting firm called Pinstripe Entertainment Consulting. The firm works with studios, networks and production companies to help monetize their content for broadcast television, cable TV, digital media, mobile and connected television (CTV and OTT). Mr. Knopf and his firm also worked with ESPN to produce the first-ever NCAA College Esports Championship in 2019 that was streamed on ESPN3. Mr. Knopf earned his BS in sports management from the University of Massachusetts and completed two semesters of his MBA at the University of Colorado.

Willy Verhaegen, Director. Mr. Verhaegen, age 81, officially retired as a financial advisor in Antwerp, Belgium in 2000. Mr. Verhaegen is a non-resident Belgian citizen. He started his career as a private banker and then founded his own financial consulting company, W. P. Verhaegen & Associates. The company became one of the leading financial consulting firms in Belgium, specializing in niche financial markets and real estate investments in Spain, Switzerland, the Canary Islands, Canada and the United States. He also founded ROGIB, which was the largest real estate investment trust in Belgium. In his retirement, Mr. Verhaegen continues to serve as a managing director for a privately-owned real estate company, Arboo BV, and consults on an informal basis on current political, economic and financial trends with long-time contacts in his business network. He earned a degree in finance and economics from the University of Antwerp.

Alexander Alexandrov, Director. Mr. Alexandrov, age 39, is a Los-Angeles based director and cinematographer with a global clientele, including Lexus, Harley-Davidson, Ford, Land Rover Toyota, DeLorean, Tiffany, Vogue, Nikon, Sony, Nike SB, Columbia, UniQlo, Marc Jacobs, Alexander McQueen, Smirnoff, Beats by Dre, Amazon, Mercedes-Benz and many others. He has been self-employed as director and cinematographer since 2008.

Several of these clients have focused their campaigns on esports events. Feature films in which Mr. Alexandrov was the director of photography have premiered at TIFF, Tribeca, SXSW and the LA Film Festival. Alexander Alexandrov earned a Bachelor of Science degree in Math and Computer Science Magna Cum Laude in 2003 from Alcorn State University. From 2003 through 2006, he developed a web IT system for Moveable Cubicle, which rented shipping containers and was headquartered in Youngsville, (Raleigh) North Carolina. In November, 2006 Alex founded PeopleJar Inc. PeopleJar Inc. was a start-up software and website development company.

During 2022, we paid Messrs. Welch, Madan, Alexandrov and Knopf $9,000 each, which consisted of cash compensation for their board service for the fourth quarter of 2022 and for the first quarter of 2023.

Director Independence

The rules of the Nasdaq Stock Market, or the Nasdaq Rules, require a majority of a listed company’s board of directors to be composed of independent directors within one year of listing. In addition, the Nasdaq Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent. Under the Nasdaq Rules, a director will only qualify as an independent director if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq Rules also require that audit committee members satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In considering the independence of compensation committee members, the Nasdaq Rules require that our board of directors must consider additional factors relevant to the duties of a compensation committee member, including the source of any compensation we pay to the director and any affiliations with the Company.

Our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that each of our directors are independent as defined under the Nasdaq Rules.

Committees of the Board of Directors

Prior to the effectiveness of the registration statement of which this prospectus forms a part, our board of directors will establish an audit committee, a compensation committee and a nominating and governance committee. Each of these committees will operate under a charter that will be approved by our board of directors, as set forth below.

Audit Committee. Our audit committee consists of three independent members. The members of the audit committee are Mr. Madan, Mr. Welch and Mr. Verhaegen. Mr. Verhaegen is the chairperson of the audit committee. The audit committee consists exclusively of directors who are financially literate.

The audit committee responsibilities include:

●	Overseeing the compensation and work of and performance by our independent auditor and any other registered public accounting firm performing audit, review or attestation services for us;

●	Engaging, retaining and terminating our independent auditor and determining the terms thereof;

●	Assessing the qualifications, performance and independence of the independent auditor;

●	Evaluating whether the provision of permitted non-audit services is compatible with maintaining the auditor’s independence;

●	Reviewing and discussing the audit results, including any comments and recommendations of the independent auditor and the responses of management to such recommendation;

●	Reviewing and discussing the annual and quarterly financial statements with management and the independent auditor;

●	Producing a committee report for inclusion in applicable SEC filings;

●	Reviewing the adequacy and effectiveness of internal controls and procedures;

●	Establishing procedures regarding the receipt, retention and treatment of complaints received regarding the accounting, internal accounting controls or auditing matters and conducting or authorizing investigations into any matters within the scope of the responsibility of the audit; and

●	Reviewing transactions with related persons for potential conflict of interest situations.

Compensation Committee. Our compensation committee consists of three independent directors. The members of the compensation committee are Mr. Knopf, Mr. Alexandrov and Mr. Verhaegen. Mr. Alexandrov is the chairperson of the compensation committee. The committee has primary responsibility for:

●	Reviewing and recommending all elements and amounts of compensation for each executive officer, including any performance goals applicable to those executive officers;

●	Reviewing and recommending for approval the adoption, any amendment and termination of all cash and equity-based incentive compensation plans;

●	Once required by applicable law, causing to be prepared a committee report for inclusion in applicable SEC filings;

●	Approving any employment agreements, severance agreements or change of control agreements that are entered into with the CEO and certain executive officers; and

●	Reviewing and recommending the level and form of non-employee director compensation and benefits.

Nominating and Governance Committee. The nominating and governance committee consists of three independent directors. The members of the nominating and governance committee are Mr. Welch, Mr. Alexandrov and Mr. Knopf. Mr. Knopf is the chairperson of the nominating and governance committee. The committee’s responsibilities include:

●	Recommending persons for election as directors by the stockholders;

●	Recommending persons for appointment as directors to the extent necessary to fill any vacancies or newly-created directorships;

●	Reviewing annually the skills and characteristics required of directors and each incumbent director’s continued service on the board;

●	Reviewing any stockholder proposals and nominations for directors;

●	Advising the board of directors on the appropriate structure and operations of the board and its committees;

●	Reviewing and recommending standing board committee assignments;

●	Developing and recommending to the board Corporate Governance Guidelines, a Code of Business Conduct and Ethics and other corporate governance policies and programs and reviewing such guidelines, code and any other policies and programs at least annually;

●	Making recommendations to the board as to the determination of director independence; and

●	Making recommendations to the board regarding corporate governance based upon developments, trends and best practices.

The Nominating and Governance Committee will consider stockholder recommendations for candidates for the board of directors.

Our bylaws provide that, in order for a stockholder’s nomination of a candidate for the board to be properly brought before an annual meeting of the stockholders, the stockholder’s nomination must be delivered to the Secretary of the Company no later than 120 days prior to the one-year anniversary date of the prior year’s annual meeting.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code of business conduct and ethics will be made available on the Corporate Governance section of our website, which is located at www.mogoesports.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities.

Based upon a review of the copies of such reports furnished to us during fiscal year 2022 and written representations from our executive officers and directors, we believe that during the 2022 fiscal year, the officers, directors and holders of more than 10% of our Common Stock complied with all Section 16(a) filing requirements other than a late Form 4 filing for our CEO for the purchase of $456 worth of Common Stock by his wife on December 21, 2022, which she sold for $1,210 in January 2023. Our CEO’s wife has her own money and makes her own investment decisions without consultation with her husband, as such, our CEO disclaims beneficial ownership of these shares.

Item 11. Executive Compensation.

We are a “smaller reporting company” and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies.

During 2022, we paid our Chief Executive Officer (“CEO”), Mr. Pross, and our Chief Financial Officer (“CFO”), Ms. Benson pro-rated salaries. The five-month salary for Mr. Pross was $62,500 and the five-month salary for Ms. Benson was $25,000. There was no additional compensation paid to either Mr. Pross or Ms. Benson. There was no compensation paid to Mr. Pross or Ms. Benson in 2021. There were no other Named Executive Officers of the Company in 2022 or 2021.

Employment Agreements with our Named Executive Officers

David Pross

On August 31, 2022, we entered into an executive employment agreement with Mr. Pross for the position of Chief Executive Officer for a term of three years. Mr. Pross is entitled to receive an annual base salary of $150,000 (which became effective as of August 1, 2022), subject to periodic increase as we may determine, and is generally eligible to participate in employee benefit and bonus programs established by us from time to time that may be applicable to our executives. If we terminate the executive employment agreement other than for “Cause”, then Mr. Pross is entitled to receive his salary and bonuses for a period of one year following the termination without Cause, and any and all benefits for which he is entitled for a period of one year following the date of the termination without Cause. Upon the establishment of an equity incentive plan in the future, we intend to grant an equity award to Mr. Pross.

Kiki Benson

On August 31, 2022, we entered into an executive employment agreement with Ms. Benson for the position of Chief Financial Officer for a term of three years. Ms. Benson is entitled to receive an annual base salary of $60,000 (which became effective as of August 1, 2022), subject to periodic increase as we may determine, and is generally eligible to participate in employee benefit and bonus programs established by us from time to time that may be applicable to our executives. If we terminate the executive employment agreement other than for “Cause”, then Ms. Benson is entitled to receive her salary and bonuses for a period of one year following the termination without Cause, and any and all benefits for which she is entitled for a period of one year following the date of the termination without Cause. Upon the establishment of an equity incentive plan in the future, we intend to grant an equity award to Ms. Benson.

Item 12. Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of April 13, 2023, or as otherwise set forth below, with respect to the beneficial ownership of our common stock (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each of our directors and our executive officers. As of April 13, 2023, we had 20,421,593 shares of common stock outstanding.

Unless otherwise stated, the mailbox address for our executive officers and directors is in care of our company, Mobile Global Esports Inc., 500 Post Road East, Westport, Connecticut. Except as otherwise indicated, and subject to applicable community property laws, except to the extent authority is shared by both spouses under applicable law, the Company believes the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Name of Beneficial Owner	Shares Beneficially Owned	Percent Ownership
Principal Stockholders:
Armistice Capital Master Fund, Ltd.**	1,886,793	9.2%
William Brown	1,025,000	5.0%
Sports Industry of India	2,650,000	13.0%
Directors and Named Executive Officers:
David Pross, CEO and Secretary	650,000	3.2%
Kiki Benson, CFO	100,000	*
Marco Welch, Chairman, Director	20,000	*
Jay Madan, Director	300,000	1.5%
James Knopf, Director	50,000	*
Willy Verhaegen, Director	140,000	*
Alexander Alexandrov, Director	20,000	*

All directors and executive officers as a group (7 persons)	1,280,000	6.3%

*	Represents beneficial ownership of less than 1% of the shares of common stock outstanding

**	Armistice Capital Master Fund, Ltd. (the “Master Fund”), is a Cayman Islands exempted company, and may be deemed to be indirectly beneficially owned by Armistice Capital, LLC (“Armistice”), as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice. Armistice and Steven Boyd disclaim beneficial ownership of the reported securities except to the extent of their respective pecuniary interest therein.

Equity Compensation Plan Information

We do not currently have an Equity Compensation Plan established.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transaction Policy and Procedures

The Board has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, in which the amount involved exceeds $120,000 in any fiscal year and a related person had, has or will have a direct or material interest, including without limitation, purchases of goods and services by of from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. Notwithstanding anything therein to the contrary, the policy is to be interpreted only in such a manner as to comply with Item 404 of Regulation S-K.

Certain Related Party Transactions

Set forth below is information on each related party transaction since the incorporation of the Company, and each currently proposed transaction, in which the amount involved exceeds 1% of the average of our total assets at December 31, 2022 and 2021:

1.

On June 1, 2021, in connection with the acquisition by MOGO of the esports business conducted by Sports Industry of India, Inc. (“SII”), MOGO issued 2,650,000 shares of its common stock to SII, in consideration for SII’s execution of the Founders Agreement discussed at length under “Material Agreements” above, assigning certain rights to MOGO and essentially transferring the bulk of SII’s esports business to MOGO, subject to retention by SII of certain esports rights and SII’s right to receive certain continuing fees and royalties from MOGO associated with the esports business. This Agreement was supplemented with a series of Supplemental Agreements. (See “Material Agreements”) The issuance of the shares was booked by MOGO as the sale of common stock at a purchase price of $0.0001per share. The terms of the transaction were deemed fair and approved by the Board of Directors of both MOGO and SII.

MOGO also entered into a Services Agreement with Elite University Sports Alliance of India Private Limited (“EUSAI”), a wholly-owned subsidiary of SII, dated December 15, 2021 (the “Services Agreement”) pursuant to which MOGO engaged EUSAI to act as MOGO’s independent contractor to arrange, manage and implement a series of esports tournaments in India, subject to MOGO’s control and approvals. (See “Material Agreements” for a discussion of the terms of this Agreement.) The terms of the Services Agreement were deemed fair and approved by the Board of Directors of both MOGO and EUSAI.

SII currently owns 13.0% of the outstanding shares of MOGO. SII’s officers and directors are Richard Whelan (Director and CEO), Sunday Zeller (Director and Co-CEO), and Keith Fredriksen (Director). They thereby, as directors, control SII, although in the aggregate they do not own a controlling interest in SII (more than 50%). No shareholder of SII owns a controlling interest (more than 50%) in SII’s outstanding capital stock.

2.

In April through August of 2021, MOGO consummated a private placement of its 11,509,800 shares of restricted common stock at a cash purchase price of $0.03 per share to a limited number of accredited and/or sophisticated persons.

Marco A. Welch, the son of Marco Welch, the Chairman of the Board of Directors, participated in this private placement and acquired 150,000 restricted shares of common stock for $4,500, at a price of $0.03 per share. Both father and son have represented they act separately with respect to their MOGO common share holdings, and have no agreement to act or vote their shares in concert.

The following individuals who are either officers or directors of MOGO, or who currently own more than 5% of its outstanding common stock, participated in the private placement and acquired restricted common shares of MOGO as follows:

Name and Address of Beneficial Owner	Shares Purchased @ $0.03/Share	Cash Purchase Price
David Pross, CEO and Secretary, 73 Blue Spruce Circle, Weston, CT 06883	200,000	$6,000

Jay Madan, Director, 1008 Andiron Lane, Raleigh, NC 27614	250,000	$7,500

Aggregate Number of Shares as a Group	450,000	$13,500

During 2022, MOGO wired payments totaling $134,000 to SII’s operating subsidiary in India, Elite Sports India Pvt. Ltd., to cover MOGO’s share of the expenses to organize and promote certain university esports events in India conducted by MOGO with SII’s assistance under the provisions of the licensing and consulting agreements between MOGO and SII.  These expenses included social media coverage, prize pool, event host, judging, recording and staff expenses, and represented expenditures in the ordinary course of business. As of December 31, 2022 and 2021, MOGO Pvt Ltd owed SII approximately $18,000 and $30,000, respectively.

Director Independence

The rules of the NASDAQ Stock Market, or the NASDAQ Rules, require a majority of a listed company’s board of directors to be composed of independent directors within one year of listing. In addition, the NASDAQ Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent. Under the NASDAQ Rules, a director will only qualify as an independent director if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ Rules also require that audit committee members satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In considering the independence of compensation committee members, the NASDAQ Rules require that our board of directors must consider additional factors relevant to the duties of a compensation committee member, including the source of any compensation we pay to the director and any affiliations with the Company.

Our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that each of our directors are independent as defined under the NASDAQ Rules.

Item 14. Principal Accountant Fees and Services

The Company paid its auditor, Mercurius & Associates LLP (formerly “AJSH & Co LLP”) aggregate fees including expenses of $146,635 in 2022. There were no fees or expenses paid to Mercurius & Associates LLP in 2021. The fees paid were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for the issuance of consents and review of documents filed with the Securities and Exchange Commission (“SEC”).

The Audit Committee has adopted procedures for pre-approving all audit and non-audit services provided by the independent registered public accounting firm, including the fees and terms of such services. There procedures include reviewing detailed back-up documentation for audit and permitted non-audit services. The documentation includes a description of, and a budgeted amount for, particular categories of non-audit services that are recurring in nature and therefore anticipated at the time that the budget is submitted. Audit Committee approval is required to exceed the pre-approved amount for a particular category of non-audit services and to engage the independent registered public accounting firm for any non-audit services not included in those pre-approved amounts. For both types of pre-approval, the Audit Committee considers whether such services are consistent with the rules on auditor independence promulgated by the SEC and the Public Company Accounting Oversight Board (“PCAOB”). The Audit Committee also considers whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service, based on such reasons as the auditor’s familiarity with our business, people, culture, accounting systems, risk profile, and whether the services enhance our ability to manage or control risks, and improve audit quality. The Audit Committee may form and delegate pre-approval authority to subcommittees consisting of one or more members of the Audit Committee, and such subcommittees must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. All of the services provided by the independent registered public accounting firm were pre-approved by the Audit Committee.

Part IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statement Schedules. See Index to Financial Statements in the separate section of this Annual Report on Form 10-K, beginning on page F-1.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm (PCABO ID: 3223)

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations and Comprehensive Loss for the Year Ended December 31, 2022 and for the Period from Inception (March 11, 2021) to December 31, 2021

Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2022 and for the Period from Inception (March 11, 2021) to December 31, 2021

Consolidated Statements of Cash Flows for the Year Ended December 31, 2022 and for the Period from Inception (March 11, 2021) to December 31, 2021

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Required information is included in the notes to the consolidated financial statements

(3)	Exhibits

See Exhibit Index below

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Mobile Global Esports Inc. as currently in effect, incorporated herein by reference to Exhibit 3.1 to Mobile Global Esports Inc.’s Form S-1 Registration Statement filed on December 23, 2021
3.2	Bylaws of Mobile Global Esports Inc. as currently in effect, incorporated herein by reference to Exhibit 3.2 to Mobile Global Esports Inc.’s Form S-1 Registration Statement filed on December 23, 2021
4.1	Form of Common Stock Warrant, incorporated herein by reference to Exhibit 4.1 to Mobile Global Esports Inc.’s Form 8-K Report filed on September 23, 2022

Exhibit No.	Description
4.2

Form of Warrant issued to WestPark Capital, Inc. pursuant to the Engagement Agreement dated September 20, 2022 between the registrant and WestPark Capital, Inc., incorporated herein by reference to Exhibit 4.2 to Mobile Global Esports Inc.’s Form 8-K Report filed on September 23, 2022

4.3*	Description of Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Securites Purchase Agreement dated September 20, 2022, between the registrant and an institutional and accredited investor, incorporated herein by reference to Exhibit 10.2 to Mobile Global Esports Inc.’s Form 8-K Report filed on September 23, 2022
10.2	Registration Rights Agreement dated September 20, 2022, between the registrant and an institutional and accredited investor, incorporated herein by reference to Exhibit 10.2 to Mobile Global Esports Inc.’s Form 8-K Report filed on September 23, 2022
10.3	Engagement Agreement dated September 20, 2022 between the registrant and WestPark Capital, Inc incorporated herein by reference to Exhibit 10.3 to Mobile Global Esports Inc.’s Form 8-K Report filed on September 23, 2022
10.4	Mobile Global Esports Inc.’s Amendment 6 to Form S-1 Registration Statement filed on July 26, 2022, and declared effective on July 28, 2022 (File No. 333-261877), incorporated herein by reference
10.5	Mobile Global Esports Inc.’s Form 8-K Report filed on September 23, 2022, incorporated herein by reference
10.6	Mobile Global Esports Inc.’s Form S-1 Registration Statement declared effective on February 10, 2023 (File No. 333-267794), incorporated by reference
23.1*	Consent of Mercurius & Associates LLP
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of the Exchange Act

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mobile Global Esports Inc.

Date: April 14, 2023	By:	/s/ David Pross
	Name:	David Pross
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ David Pross	Director and Chief Executive Officer	April 14, 2023
David Pross	(Principal Executive Officer)

/s/ Kiki Benson	Chief Financial Officer	April 14, 2023
Kiki Benson	(Principal Financial and Accounting Officer)

/s/ Marco Welch	Chairman of the Board of Directors	April 14, 2023
Marco Welch

/s/ Jay Madan	Director	April 14, 2023
Jay Madan

/s/ Jim Knopf	Director	April 14, 2023
Jim Knopf

/s/ Willy Verhaegen	Director	April 14, 2023
Willy Verhaegen

/s/ Alexander Alexandrov	Director	April 14, 2023
Alexander Alexandrov

Mobile Global Esports Inc.

Financial Statements

Table of Contents

Report of Independent Registered Public Accounting Firm (PCAOB ID: 3223)	F-2

Consolidated Balance Sheets as of December 31, 2022 and 2021	F-3

Consolidated Statements of Operations and Comprehensive Loss for the Year Ended December 31, 2022 and for the Period from Inception (March 11, 2021) to December 31, 2021	F-4

Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2022 and for the Period from Inception (March 11, 2021) to December 31, 2021	F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2022 and for the Period from Inception (March 11, 2021) to December 31, 2021	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Mobile Global Esports Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mobile Global Esports Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2022 and December 31, 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows, for the year ended December 31, 2022 and for the period from Inception (March 11, 2021) to December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from Inception (March 11, 2021) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The Critical Audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Mercurius & Associates LLP

Mercurius & Associates LLP

(Formerly known as AJSH & Co LLP)

We have served as the Company’s auditor since 2021.

New Delhi, India

April 14, 2023

MOBILE GLOBAL ESPORTS INC.

Consolidated Balance Sheets

As of December 31, 2022 and 2021

		December 31,	December 31,
	Note	2022	2021

Assets
Current assets:
Cash		$7,539,674	$238,202
Prepaid expenses		113,247	-
Other current assets	3	480,000	-
Deferred offering costs	4	-	62,998

Total current assets		8,132,921	301,200

Restricted cash		20,000	-
Property and equipment, net	5	16,822	-
Advance to supplier	6	1,025,000	-
Operating lease right of use asset	7	54,634	-
Other long-term assets		7,424	-

Total assets		$9,256,801	$301,200

Liabilities
Current liabilities:
Accounts payable and accrued expenses		$80,960	$31,814
Related party payable	8	17,763	-
Operating lease liabilities, current	7	16,786	-
Note payable	9	92,307	-

Total current liabilities		207,816	31,814

Operating lease liabilities, long term	7	38,452	-

Total liabilities		246,268	31,814

Commitments and contingencies	12

Stockholders’ equity

Preferred stock; $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding		-	-

Common stock, $0.0001 par value, 100,000,000 shares authorized, 20,421,593 and 16,809,800 shares issued and outstanding		2,042	1,681
Additional paid-in capital		10,557,136	530,065
Accumulated deficit		(1,549,388)	(262,360)
Accumulated other comprehensive income		1,399	-
Total stockholders’ equity – Mobile Global Esports Inc.		9,011,189	269,386
Non-controlling interest		(656)	-

Total stockholders’ equity		9,010,533	269,386

Total liabilities and stockholders’ equity		$9,256,801	$301,200

The accompanying footnotes are an integral part of these consolidated financial statements.

MOBILE GLOBAL ESPORTS INC.

Consolidated Statements of Operations

For the year ended December 31, 2022 and the period from Inception (March 11, 2021) to December 31, 2021

			Period From
			Inception
	Note	Year Ended December 31, 2022	(March 11, 2021) to December 31, 2021

Revenue		$-	$-

Cost of revenue		-	-

Gross profit		-	-

Operating expenses:
General and administrative expenses	13	1,286,362	262,360
Total operating expenses		1,286,362	262,360

Loss from operations		(1,286,362)	(262,360)

Interest expense		1,322	-

Net loss before income taxes		(1,287,684)	(262,360)

Income tax expense		-	-

Net loss		(1,287,684)	(262,360)
Net loss – non-controlling interest		(656)	-
Net loss attributable to Mobile Global Esports Inc.		$(1,287,028)	$-

Net loss per share attributable to common stockholders, basic and diluted		$(0.07)	$(0.02)

Weighted average common shares outstanding, basic and diluted		18,054,095	12,125,464

Comprehensive loss:
Net loss		(1,287,684)	(262,360)
Unrealized gain on foreign currency translation		1,399	-
Total comprehensive loss		(1,286,285)	-
Comprehensive loss attributable to non-controlling interest		(656)	-
Comprehensive loss – Mobile Global Esports Inc.		$(1,285,629)	$(262,360)

The accompanying footnotes are an integral part of these consolidated financial statements.

MOBILE GLOBAL ESPORTS INC.

Consolidated Statements of Stockholders’ Equity

For the year ended December 31, 2022 and the period from Inception (March 11, 2021) to December 31, 2021

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Gain	Interest	Equity
Balance, March 11, 2021 (Inception)	-	$-	$-	$-	$-	$-	-

Issuance of common stock	16,809,800	1,681	344,143	-	-	-	345,824

Fair value of warrants issued for services	-	-	185,922	-	-	-	185,922

Net loss	-	-	-	(262,360)	-	-	(262,360)

Balance, December 31, 2021	16,809,800	1,681	530,065	(262,360)	-	-	269,386

Issuance of common stock from initial public offering, net of stock issuance costs	1,725,000	172	5,464,761	-	-	-	5,464,933

Issuance of common stock from private placement, net of stock issuance costs	1,886,793	189	2,283,390	-	-	-	2,283,579

Fair value of warrants issued with common stock	-	-	2,093,000	-	-	-	2,093,000

Fair value of warrants issued for services	-	-	185,920	-	-	-	185,920

Other comprehensive gain	-	-	-	-	1,399	-	1,399

Net loss	-	-	-	(1,287,028)	-	(656)	(1,287,684)

Balance, December 31, 2022	20,421,593	$2,042	$10,557,136	$(1,549,388)	$1,399	$(656)	9,010,533

The accompanying footnotes are an integral part of these consolidated financial statements.

MOBILE GLOBAL ESPORTS INC.

Consolidated Statements of Cash Flows

For the year ended December 31, 2022 and the period from Inception (March 11, 2021) to December 31, 2021

		Period From Inception
	Year Ended December 31, 2022	(March 11, 2021) to December 31, 2021

Cash flows from operating activities
Net loss	$(1,287,684)	$(262,360)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	35	-
Fair value of warrants issued for services	185,920	185,922
Amortization of right of use assets	3,379	-
Changes in operating assets and liabilities:
Prepaid expenses	76,554	-
Other current assets	(480,000)	-
Other assets	(7,806)	-
Accounts payable and accrued expenses	49,539	31,814
Related party payable	18,677	-
Operating lease liabilities	(2,744)	-

Net cash used by operating activities	(1,444,130)	(44,624)

Cash flows from investing activities

Advance payment to supplier	(1,025,000)	-
Payments for property and equipment	(17,664)	-

Net cash used in investing activities	(1,042,664)	-

Cash flows from financing activities

Issuance of common stock	11,900,001	345,824
Payment of deferred offering costs	-	(62,998)
Payment of stock issuance costs	(1,995,491)	-
Repayment of note payable	(93,801)	-

Net cash provided by financing activities	9,810,709	282,826

Effect of exchange rate changes on cash and restricted cash	(2,443)	-

Net increase in cash and restricted cash	7,321,472	238,202

Cash and restricted cash as of beginning of period	238,202	-

Cash and restricted cash as of end of period	$7,559,674	$238,202

Supplemental disclosure of cash flow information

Cash paid for interest	$1,322	$-

Supplemental disclosure of non-cash investing and financing activity

Deferred offering costs reclassified to stock issuance costs	$62,998	$-

Right of use assets obtained on operating lease commencement	$60,824	$-

Note payable issued for prepaid insurance policy	$186,108	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

Note 1 - Organization and Basis of Presentation

Organization

Mobile Global Esports Inc. (“MOGO Inc”) was incorporated on March 11, 2021 under the laws of the State of Delaware. The Company was originally named Elite Esports, Inc. but changed its name to Mobile Global Esports Inc. on April 21, 2021. MOGO Inc has been assigned certain limited rights to commercialize university esports events for 92 universities in India. The unique advantage of esports is that the events can be virtual, and virtual events bypass any Covid-19 restrictions on in-person events.

During July 2022, MOGO Esports Private Limited (“MOGO Pvt Ltd”) was established and incorporated in India by certain shareholders of MOGO Inc. During November 2022, MOGO Inc acquired approximately 99% of MOGO Pvt Ltd. Prior to October 2022, MOGO Pvt Ltd had limited activity. During October 2022, MOGO Pvt Ltd increased its activity and began operating for the benefit of the Company. The Company determined that MOGO Pvt Ltd was a variable interest entity and it was the primary beneficiary of MOGO Pvt Ltd prior to acquiring 99% of MOGO Pvt Ltd in November 2022. Therefore, the Company has included the results of MOGO Pvt Ltd in its consolidated financial statements from July 13, 2022 (inception of MOGO Pvt Ltd) through December 31, 2022. MOGO Pvt Ltd comprised approximately 1.4% of the Company’s total assets as of December 31, 2022 and 4.2% of the Company’s net loss for the year ended December 31, 2022.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of MOGO Inc and MOGO Pvt Ltd (collectively, the “Company”). MOGO Inc owns a 99% controlling interest in MOGO Pvt Ltd. The value of the non-controlling interest in MOGO Pvt Ltd is immaterial.

The functional currency of MOGO Pvt Ltd is the Indian Rupee (“INR”). The assets and liabilities of MOGO Pvt Ltd are translated to United States Dollars (“USD”) at period end exchange rates, while statements of operations accounts are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive loss in stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation.

Coronavirus (COVID-19)

The Company’s business could be adversely impacted by the effects of the Coronavirus (COVID-19) and/or similar pandemics. In addition to global macroeconomic effects, the COVID-19 outbreak and/or similar outbreaks or other adverse public health developments could cause disruption to our operations. COVID-19 or other disease outbreaks could in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could impact the Company’s operating results. Although the magnitude of the impact of the COVID-19 outbreak on the Company’s business and operations remains uncertain, the continued spread of COVID-19 or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions could adversely impact the Company’s business, financial condition, operating results and cash flows. In addition, the Company could experience disruptions to its business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of its employees to perform their jobs that may impact the Company’s ability to develop and grow its business.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates in the accompanying consolidated financial statements include the valuation allowance on deferred tax assets and the estimated value of warrants issued for services.

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, amounts held in escrow and all highly-liquid debt instruments with original maturities of three months or less. As December 31, 2022 and 2021, the Company did not have any cash equivalents.

Restricted Cash

As of December 31, 2022, the Company has $20,000 of the funds received from the initial public offering held in an escrow account, which is included in Restricted Cash on the consolidated balance sheet.

Property and Equipment

Property and equipment, net, is stated at cost. Depreciation is computed over the estimated useful lives of the assets, generally three to five years, using the straight-line method. Expenditures for maintenance and repairs are charged to operations; major expenditures for renewals and betterments are capitalized and depreciated over their useful lives. Leasehold improvements are amortized over the lesser of the asset life or the life of the lease.

Leases

The Company leases office space in India under non-cancelable lease arrangements through MOGO Pvt Ltd. The Company applies the accounting guidance in Accounting Standards Codification (“ASC”) 842, Leases. As such, the Company assesses all arrangements, that convey the right to control the use of property and equipment, at inception, to determine if it is, or contains, a lease based on the unique facts and circumstances present in that arrangement. For those leases identified, the Company determines the lease classification, recognition, and measurement at the lease commencement date.

Note 2 – Summary of Significant Accounting Policies (continued)

Fixed lease payments on operating leases are recognized over the expected term of the lease on a straight-line basis. Variable lease expenses that are not considered fixed are expensed as incurred. Fixed and variable lease expense on operating leases is recognized within operating expenses within the accompanying consolidated statements of operations and comprehensive loss.

The interest rate implicit in the Company’s lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash, accounts payable and accrued expenses, related party payable, and notes payable, the carrying amounts approximate their fair values due to their short maturities.

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging. The Company has determined that the warrants issued to date are freestanding financial instruments that are properly classified as equity.

As of December 31, 2022 and December 31, 2021, the Company did not identify any assets or liabilities required to be presented on the balance sheet at fair value.

Note 2 – Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and restricted cash. The Company places its cash with high quality financial institutions and at times may exceed the Federal Deposit Insurance Corporation $250,000 insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

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

Segments

The Company has one reportable segment, which is the development of esports. As of December 31, 2022, 98.6% of the Company’s consolidated total assets are located within the United States of America.

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

Reclassification

Certain 2021 balances have been reclassified to conform to the 2022 presentation. These reclassifications had no impact on the total consolidated net assets of the Company.

Note 3 – Other Current Assets

Other current assets consist of $480,000 paid to a party as advance payment for potential future services. No services had been provided by the party as of December 31, 2022, and the amounts paid are refundable if services are not performed on our behalf in the future.

Note 4 – Deferred Offering Costs

Deferred offering costs are amounts incurred that are directly related to the offering of the Company’s common stock and approximated $63,000 as of December 31, 2021. Upon the consummation of the Company’s initial public offering in July 2022, these costs and additional costs of approximately $53,000 were offset against the proceeds from the Company’s equity offering and included as part of the total IPO stock issuance costs of approximately $1,435,000.

Note 5- Property and Equipment

Property and equipment consisted of the following as of December 31, 2022:

Furniture, fixtures and equipment	$16,857

Accumulated depreciation	(35)

Property and equipment, net	16,822

Depreciation expense was $35 for the year ended December 31, 2022.

Note 6 – Advance to Supplier

As of December 31, 2022, the Company paid funds to a supplier for the development of a software platform, which is still under development and has not been placed in service.

Note 7 – Leases

The Company has office leases in India that are classified as operating leases. These leases commenced in October 2022 and have a term of three years. The Company used its expected incremental borrowing rate of 10.0% in determining the value of the right-of-use asset and lease liability associated with these leases. The cash paid for operating leases for the year ended December 31, 2022 approximated $3,600 and the operating lease cost recorded in the Consolidated Statements of Operations and Comprehensive Loss approximated $5,000. The weighted average remaining lease term for the operating leases was 2.8 years and the weighted average discount rate was 10.0%.

The maturities of the operating lease liabilities as of December 31, 2022 are as follows:

2023	$21,562
2024	22,640
2025	19,650

Total	63,852
Less imputed interest	(8,614)

Present value of operating lease liabilities	$55,238

Note 8 – Related Party Transactions

Included in related party payable at December 31, 2022 and in accounts payable and accrued expenses at December 31, 2021 is $17,763 and $30,000, respectively, due to Sports Industry of India, Inc., a stockholder of the Company.

During the year ended December 31, 2022, the Company paid its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) compensation totaling $87,500. The CEO and CFO are shareholders of the Company.

During the year ended December 31, 2022, the Company paid its Board of Directors a total of $18,000 for their board stipend for services provided in the fourth quarter of 2022 and an advance of $18,000 for their board stipend for services to be performed in the first quarter of 2023. The payment for the first quarter of 2023 is included in prepaid expenses and other assets as of December 31, 2022.

Note 9 – Note Payable

During July 2022, the Company entered into an agreement with a financing institution for payment of certain of the Company’s insurance policies. The financing agreement is payable over a twelve-month period ending June 2023 with monthly payments of principal and interest totaling $15,848 per month. As of December 31, 2022, approximately $92,000 of principal is outstanding under this agreement, and the same amount is included in prepaid expenses.

Note 10- Stockholders’ Equity

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of $0.0001 par value preferred stock. At December 31, 2022 and December 31, 2021, there were nil shares issued and outstanding.

Common Stock

The Company has authorized the issuance of 100,000,000 shares of $0.0001 par value common stock. At December 31, 2022 and December 31, 2021, there were 20,421,593 and 16,809,800 shares issued and outstanding.

During the period from March 11, 2021 (Inception) to December 31, 2021, the Company had the following transactions in its common stock:

●	issued 5,300,000 shares to founders of the Company for cash proceeds of $530.

●	issued 11,509,800 shares to investors at a price per share of $0.03 for cash proceeds of approximately $345,000.

Note 10 - Stockholders’ Equity (continued)

During the year ended December 31, 2022, the Company had the following transactions in its common stock:

●

issued 1,725,000 shares of common stock for total gross proceeds of $6,900,000 through an initial public offering (“IPO”). Commissions, fees and expenses associated with the IPO totaled approximately $1,435,000 and were recorded as stock issuance costs upon consummation of the IPO. The net proceeds after commissions, fees and expenses were approximately $5,465,000, with $500,000 of these funds originally held in an escrow account for the benefit of the Company. During November 2022, $480,000 of the escrow funds were released from escrow. As a result of the IPO, deferred offering costs of approximately $116,000 were reclassified from deferred offering costs to a reduction of additional paid-in capital and are included in the total $1,435,000 of stock issuance costs from the IPO.  In addition, the Company also issued warrants (“IPO Warrants”) to purchase up to 172,500 shares of common stock to the underwriters of the IPO.  These IPO Warrants have an exercise price of $6.60 per share, expire 5 years from the date of issuance, and are fully exercisable six months after their issuance. The estimated fair value of the IPO Warrants approximated $474,000. The IPO Warrants are recorded as stock issuance costs but the net impact to the Company’s equity from the issuance of these warrants is nil since these warrants are classified as equity.

●	issued 1,886,793 units, each consisting of one share of common stock and one warrant for a total of 1,886,793 shares of common stock, and 1,886,793 warrants to acquire the Company’s common stock in the future, for total gross proceeds of $5,000,001 through a private equity placement agreement (“PIPE”). The Company allocated the estimated fair value of the common stock and PIPE Warrants on a relative fair value basis. Commissions, fees and expenses associated with the PIPE totaled approximately $623,000. The net proceeds, after commissions, fees and expenses was approximately $4,377,000.

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

The IPO Warrants, PIPE Warrants and Placement Agent Warrants also include certain anti-dilution adjustments and potential adjustments upon the occurrence of certain change of control transactions.

In October 2021, the Company issued an aggregate of 1,000,000 warrants (“Consultant Warrants”) to three individuals (“Consultants”) that are advising the Company on developing, establishing, operating, commercializing, marketing, promoting, and expanding the Company’s esports business with an aim to commercialize esports tournaments, esports sponsorships, esports advertising revenues, esports merchandise revenues, esports broadcast revenues, esports video revenues, esports game development and marketing and distribution revenues, and all other manner of esports revenue streams for the benefit of the Company. The Consultant Warrants have an exercise price of $1.00 share and expire in five years with 250,000 of these warrants vested immediately and the balance of 750,000 warrants having provisions making the vesting contingent on the Consultants’ performance in meeting goals and milestones set quarterly by the Company. Specifically, the Company will consult with the Consultants and reach agreement on the Consultants’ goals and milestones at the beginning of each calendar quarter. Out of the 750,000 unvested warrants, 62,500 warrants vest at the end of each quarter, beginning with the quarter ended March 31, 2022, provided in the Company’s judgement the Consultants have made satisfactory progress over the course of the quarter in meeting set goals and milestones. 62,500 of these warrants vested on March 31, 2022, 62,500 warrants vested on June 30, 2022, 62,500 of these warrants vested on September 30, 2022 and 62,500 of these warrants vested on December 31, 2022. Consultant Warrants not vested on their designated end of quarter vesting date expire.

The fair value of the Consultant Warrants is being amortized to expense over the vesting period. The Company recorded an expense of approximately $186,000 for the year ended December 31, 2022 and for the period from March 11, 2021 (Inception) to December 31, 2021. At December 31, 2022, the unamortized warrant expense was approximately $372,000, which will be amortized into expense through December 2024.

Note 10 - Stockholders’ Equity (continued)

Warrants

The following is a summary of the Consultant Warrants:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2021	1,000,000	1.00	4.81	$-
Granted	-
Forfeited	-
Exercised	-
Outstanding, December 31, 2022	1,000,000	1.00	3.81	$-
Exercisable, December 31, 2022	500,000	$1.00	3.81	$-

The exercise price for all warrants outstanding and exercisable at December 31, 2022 :

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Warrants	Price	Warrants	Price
1,000,000	$1.00	500,000	$1.00
172,500	$6.60	-	$-
1,886,793	$2.90	1,886,793	$2.90
339,623	$2.92	339,623	$2.92
3,398,916		2,726,416

The Company utilized the Black-Scholes option-pricing model to value the warrants issued.

The following table summarizes the assumptions used for estimating the fair value of the IPO Warrants issued in 2022:

2022

Expected dividend yield	-
Risk-free interest rate	2.89%
Expected volatility	100%
Expected life (years)	5

The following table summarizes the assumptions used for estimating the fair value of the PIPE Warrants and Placement Agent Warrants issued in 2022 and the Consultant Warrants issued in 2021:

	2022	2021

Expected dividend yield	-	-
Risk-free interest rate	3.96%	1.09%
Expected volatility	100%	100%
Expected life (years)	5	5

Note 11 – Income Taxes

Significant components of the Company’s noncurrent deferred tax assets and liabilities as of December 31, consist of the following:

	2022	2021

Deferred tax assets:
Net operating loss carryforwards	$330,400	$40,400
Valuation allowance	(311,000)	(40,400)

Total deferred tax assets, noncurrent	19,400	-

Deferred tax liabilities:
Advance to supplier	9,200	-
Other	10,200	-

Total deferred tax liabilities, noncurrent	19,400	-

Total net deferred tax assets and liabilities	$-	$-

Deferred income taxes are provided based on the provisions of ASC Topic 740, “Accounting for Income Taxes”, to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Income taxes computed at the statutory federal income tax rate of 21% are reconciled to the provision for income taxes as follows:

	2022		2021
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings

Income tax benefit at statutory rate	$(270,400)	21.0%	$(55,100)	21.0%
State income taxes, net of federal benefit	(73,100)	5.7%	(21,000)	8.0%
Nondeductible expenses	50,100	(3.9)%	35,700	(13.6)%
Other	22,800	(1.8)%	-	0.0%
Change in valuation allowance	$270,600	(21.0)%	40,400	(15.4)%

Provision for income tax benefit	$-	0.0%	$-	0.0%

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

Note 11 – Income Taxes (continued)

At December 31, 2022 and 2021, the Company has provided a full valuation allowance against its net deferred assets in the United States (“U.S.”) and India tax jurisdictions, since realization of these benefits is not more likely than not. The valuation allowance increased approximately $270,600 from the prior year. At December 31, 2022, the Company had U.S. federal net operating loss carryforwards of approximately $1,175,000, which will carry forward indefinitely. At December 31, 2022, the Company had U.S. state net operating loss carryforwards of approximately $1,175,000, which will begin to expire in 2041.

The Company had no unrecognized tax benefits as of December 31, 2022 and 2021. The Company does not anticipate a significant change in total unrecognized tax benefits within the next 12 months. Tax year 2021 remains open to examination by the major taxing jurisdictions to which the Company is subject.

Note 12 – Commitments and Contingencies

Legal

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

Advance to Supplier

The Company entered into a commitment with a supplier for the development of an Esports Platform for total cost of $1,200,000. As of December 31, 2022, the Company had paid the supplier $1,025,000, with the remaining $175,000 due periodically until the expected completion date in 2023. As of December 31, 2022, the supplier had not completed the work on the software and the payments have been recorded as advance to supplier.

Note 13 – General and Administrative Expense

General and administrative costs are expensed as incurred and primarily include personnel costs in the U.S. and India, public filing fees, advertising expense, contractor fees, and professional fees. The Company expenses advertising costs as incurred. Advertising expense was approximately $49,000 for the year ended December 31, 2022.

Note 14 – Net Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the periods. Fully diluted net loss per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of warrants that are computed using the treasury stock method.

At December 31, 2022 and December 31, 2021, there were 3,398,916 and 1,000,000 warrants outstanding. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted net loss per share is the same as basic net loss per share for all periods presented.

Note 15 – Subsequent Events

MOGO Pvt Ltd leased a godown (which is a warehouse) in Borivali (East), Mumbai, on January 31, 2023. The lease is for a term of three years and the monthly rental is approximately $3,200 per month. The Company plans to refurbish the 2-story property to create an esports experience center for events, streaming, game practice and player evaluation of projects. Work has not yet started on the renovation.

Management has evaluated events that occurred subsequent to the end of the reporting period and there are no other subsequent events to report.