Form 10-Q
period 2023-03-31
Mobile Global Esports, Inc.
filed 2023-05-12
CIK 1886362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2023

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

As of May 12, 2023, there were 20,421,593 shares of the registrant’s common stock outstanding.

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

You should refer to the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. The forward-looking statements in this Quarterly Report are only predictions, and we may not actually achieve the plans, intentions or expectations included in our forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward- looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MOBILE GLOBAL ESPORTS INC.

Condensed Balance Sheets

		March 31,	December 31,
	Note	2023	2022
		(unaudited)	(audited)
Assets
Current assets:
Cash		$6,771,168	$7,539,674
Prepaid expenses		92,995	113,247
Other current assets	3	580,000	480,000

Total current assets		7,444,163	8,132,921

Restricted cash		23,305	20,000
Property and equipment, net	4	29,399	16,822
Advance to supplier	5	1,041,074	1,025,000
Operating lease right of use asset	6	141,495	54,634
Other long-term assets		19,853	7,424

Total assets		$8,699,289	$9,256,801

Liabilities
Current liabilities:
Accounts payable and accrued expenses	7	$222,846	$80,960
Related party payable	8	18,536	17,763
Operating lease liabilities, current	6	48,405	16,786
Note payable	9	44,762	92,307

Total current liabilities		334,549	207,816

Operating lease liabilities, long term	6	93,868	38,452

Total liabilities		428,417	246,268

Commitments and contingencies	11

Stockholders’ equity

Preferred stock; $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding		-	-

Common stock, $0.0001 par value, 100,000,000 shares authorized, 20,421,593 shares issued and outstanding		2,042	2,042
Additional paid-in capital		10,629,616	10,557,136
Accumulated deficit		(2,360,480)	(1,549,388)
Accumulated other comprehensive income		1,342	1,399
Total stockholders’ equity – Mobile Global Esports Inc.		8,272,520	9,011,189
Non-controlling interest		(1,648)	(656)

Total stockholders’ equity		8,270,872	9,010,533

Total liabilities and stockholders’ equity		$8,699,289	$9,256,801

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2023 and 2022

	Note	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Revenue		$-	$-

Cost of revenue		-	-

Gross profit		-	-

Operating expenses:
General and administrative expenses	12	815,731	91,482
Total operating expenses		815,731	91,482

Loss from operations		(815,731)	(91,482)

Interest income		3,647	-

Net loss before income taxes		(812,084)	(91,482)

Income tax expense		-	-

Net loss		(812,084)	(91,482)
Net loss – non-controlling interest		(992)	-
Net loss attributable to Mobile Global Esports Inc.		$(811,092)	$(91,482)

Net loss per share attributable to common stockholders, basic and diluted		$(0.04)	$(0.01)

Weighted average common shares outstanding, basic and diluted		20,421,593	16,809,800

Comprehensive loss:
Net loss		(812,084)	(91,482)
Unrealized loss on foreign currency translation		(57)	-
Total comprehensive loss		(812,141)	(91,482)
Comprehensive loss attributable to non-controlling interest		(992)	-
Comprehensive loss – Mobile Global Esports Inc.		$(811,149)	$(91,482)

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Condensed Statements of Stockholders' Equity (Unaudited)

For the three months ended March 31, 2023 and 2022

					Accumulated
	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Interest	Equity

Balance, December 31, 2022	20,421,593	$2,042	$10,557,136	$(1,549,388)	$1,399	$(656)	$9,010,533

Fair value of warrants issued for services	-	-	72,480	-	-	-	72,480

Other comprehensive loss	-	-	-	-	(57)	-	(57)

Net loss	-	-	-	(811,092)	-	(992)	(812,084)

Balance, March 31, 2023	20,421,593	$2,042	$10,629,616	$(2,360,480)	$1,342	$(1,648)	$8,270,872

Balance, December 31, 2021	16,809,000	$1,681	$530,065	$(262,360)	$-	$-	$269,386

Fair value of warrants issued for services	-	-	46,480	-	-	-	46,480

Net loss	-	-	-	(91,482)	-	-	(91,482)

Balance, March 31, 2022	16,809,000	$1,681	$576,545	$(353,842)	$-	$-	$224,384

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2023 and 2022

	Three months ended
	March 31, 2023	March 31, 2022

Cash flows from operating activities

Net loss	$(812,084)	$(91,482)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	991	-
Amortization of right of use assets	8,999	-
Fair value of warrants issued for services	72,480	46,480
Changes in operating assets and liabilities:
Prepaid expenses	20,602	-
Other current assets	(100,000)	-
Other assets	(12,347)	-
Accounts payable and accrued expenses	141,808	(31,814)
Related party payable	613	-
Operating lease liabilities	(8,829)	-

Net cash used by operating activities	(687,767)	(76,816)

Cash flows from investing activities

Payments for property and equipment	(13,410)	-
Advances to supplier for software	(16,074)	-

Net cash used by investing activities	(29,484)	-

Cash flows from financing activities

Payment of deferred offering costs	-	(47,500)
Principal payment of note payable	(47,545)	-

Net cash used by financing activities	(47,545)	(47,500)

Effect of exchange rate changes on cash and restricted cash	(405)	-

Net decrease in cash and restricted cash	(765,201)	(124,316)

Cash and cash equivalents as of beginning of period	7,559,674	238,202

Cash and cash equivalents as of end of period	$6,794,473	$113,886

Supplemental disclosure of cash flow information

Right of use assets obtained on operating lease commencement	$95,264	$-

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022 (unaudited)

Note 1 – Organization and Basis of Presentation

Organization

Mobile Global Esports Inc. (“MOGO Inc”) was incorporated on March 11, 2021 under the laws of the State of Delaware. The Company was originally named Elite Esports, Inc. but changed its name to Mobile Global Esports Inc. on April 21, 2021. MOGO Inc has been assigned certain limited rights to commercialize university esports events for 92 universities in India. The unique advantage of esports is that the events can be virtual, and virtual events bypass any Covid-19 or other pandemic restrictions on in-person events.

During July 2022, MOGO Esports Private Limited (“MOGO Pvt Ltd”) was established and incorporated in India by certain shareholders of MOGO Inc. During November 2022, MOGO Inc acquired approximately 99% of MOGO Pvt Ltd. Prior to October 2022, MOGO Pvt Ltd had limited activity. During October 2022, MOGO Pvt Ltd increased its activity and began operating for the benefit of the Company. The Company determined that MOGO Pvt Ltd was a variable interest entity and it was the primary beneficiary of MOGO Pvt Ltd prior to acquiring 99% of MOGO Pvt Ltd in November 2022. Therefore, the Company has included the results of MOGO Pvt Ltd in its consolidated financial statements from July 13, 2022 (inception of MOGO Pvt Ltd) through March 31, 2023. MOGO Pvt Ltd comprised approximately 2.7% and 1.4% of the Company’s total assets as of March 31, 2023 and December 31, 2022, and 10.2% and nil of the Company’s net loss for the three months ended March 31, 2023 and 2022, respectively.

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

Interim financial statements

The unaudited condensed financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022 (unaudited)

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

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, amounts held in escrow and all highly-liquid debt instruments with original maturities of three months or less. As of March 31, 2023 and December 31, 2022, the Company did not have any cash equivalents.

Restricted Cash

As of March 31, 2023 and December 31, 2022, the Company has $23,305 and $20,000 of the funds received from the initial public offering held in an escrow account, which is included in Restricted Cash on the consolidated balance sheet.

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

Leases

The Company leases office and warehouse space in India under non-cancelable lease arrangements through MOGO Pvt Ltd. The Company applies the accounting guidance in Accounting Standards Codification (“ASC”) 842, Leases. As such, the Company assesses all arrangements, that convey the right to control the use of property and equipment, at inception, to determine if it is, or contains, a lease based on the unique facts and circumstances present in that arrangement. For those leases identified, the Company determines the lease classification, recognition, and measurement at the lease commencement date.

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

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022 (unaudited)

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

As of March 31, 2023 and December 31, 2022, the Company did not identify any assets or liabilities required to be presented on the balance sheet at fair value.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and restricted cash. The Company places its cash with high quality financial institutions and at times may exceed the Federal Deposit Insurance Corporation $250,000 insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022 (unaudited)

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

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022 (unaudited)

Note 3 – Other Current Assets

Other current assets consist of $480,000 paid to a party as advance payment for potential future services and a deposit of $100,000 paid to a party for the potential acquisition of an intangible asset. No services had been provided by the party as of March 31, 2023, and the amounts paid are refundable if services are not performed on our behalf in the future.

Note 4 – Property and Equipment

Property and equipment consisted of the following as of:

	March 31, 2023	December 31, 2022
Furniture, fixtures and equipment	30,425	16,857
Accumulated depreciation	(1,026)	(35)
Property and equipment, net	29,399	16,822

Depreciation expense was approximately $1,000 for the three months ended March 31, 2023 and was nil for the three months ended March 31, 2022.

Note 5 – Advance to Supplier

As of March 31, 2023 and December 31, 2022, the Company paid funds to a supplier for the development of a software platform, which is still under development and has not been placed in service.

Note 6 – Leases

The Company has office leases in India that are classified as operating leases. These office leases commenced in October 2022 and have a term of three years. During January 2023, the Company leased a godown (which is a warehouse) in Borivali (East), Mumbai. This lease has a term of 33 months. The Company used its expected incremental borrowing rate of 10.0% in determining the value of the right-of-use asset and lease liability associated with these leases. The cash paid for operating leases for the three months ended March 31, 2023 approximated $11,700 and the operating lease cost recorded in the Consolidated Statements of Operations and Comprehensive Loss approximated $12,300. The weighted average remaining lease term for the operating leases was 2.6 years and the weighted average discount rate was 10.0%.

The maturities of the operating lease liabilities as of March 31, 2023 are as follows:

April 1, 2023 – December 31, 2023	$46,736
2024	61,007
2025	54,721

Total	162,464
Less imputed interest	(20,191)

Present value of operating lease liabilities	$142,273

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022 (unaudited)

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	March 31, 2023	December 31, 2022
Accounts payable	$36,407	$453
Accrued consulting and professional fees	122,562	60,937
Other accrued expenses	63,877	19,570
Total	$222,846	$80,960

Note 8 – Related Party Transactions

Included in related party payable at March 31, 2023 and December 31, 2022 $18,536 and $17,763, respectively, due to Sports Industry of India, Inc., a stockholder of the Company.

During the three months ended March 31, 2023, the Company paid its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) compensation totaling $52,500. The CEO and CFO are shareholders of the Company.

During the three months ended March 31, 2023, the Company accrued a total of $18,000 for the quarterly board stipend payable to the Board of Directors for services provided in the first quarter of 2023.

Note 9 – Note Payable

During July 2022, the Company entered into an agreement with a financing institution for payment of certain of the Company’s insurance policies. The financing agreement is payable over a twelve-month period ending June 2023 with monthly payments of principal and interest totaling $15,848 per month. As of March 31, 2023 and December 31, 2022, approximately $45,000 and $92,000, respectively, of principal is outstanding under this agreement, and the same amount is included in prepaid expenses.

Note 10 – Stockholders’ Equity

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of $0.0001 par value preferred stock. At March 31, 2023 and December 31, 2022, there were nil shares issued and outstanding.

Common Stock

The Company has authorized the issuance of 100,000,000 shares of $0.0001 par value common stock. At March 31, 2023 and December 31, 2022, there were 20,421,593 shares issued and outstanding.

Warrants

During the three months ended March 31, 2023, the Company issued warrants (“2023 Consultant Warrants”) to purchase up to 170,000 shares of the Company’s common stock in exchange for the provision of services. The 2023 Consultant Warrants have an exercise price of $3.00 per share, expire 6 years from the date of issuance, with 25% vested in the first quarter of 2023 and the remaining shares vest quarterly through December 31, 2023.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022 (unaudited)

The Company utilized the Black-Scholes option-pricing model to value the warrants issued and the estimated fair value of the 2023 Consultant Warrants was $91,000, with $26,000 recognized as expense for the three months ended March 31, 2023.

The following table summarizes the assumptions used for estimating the fair value of the 2023 Consultant Warrants issued:

Expected dividend yield	-
Risk-free interest rate	3.99%
Expected volatility	100%
Expected life (years)	6

As of March 31, 2023, the Company also had the following warrants outstanding:

	Outstanding	Ex Price	Exercisable	Ex Price
2021 Consultant Warrants	1,000,000	$1.00	562,500	$1.00
IPO Warrants	172,500	$6.60	172,500	$6.60
PIPE Warrants	1,886,793	$2.90	1,886,793	$2.90
Placement Agent Warrants	339,623	$2.92	339,623	$2.92
2023 Consultant Warrants	170,000	$3.00	42,500	$3.00
Total Warrants	3,568,916		3,003,916

The 2021 Consultant Warrants were granted to three individuals (“Consultants”) that are advising the Company on developing, establishing, operating, commercializing, marketing, promoting, and expanding the Company’s esports business with an aim to commercialize esports tournaments, esports sponsorships, esports advertising revenues, esports merchandise revenues, esports broadcast revenues, esports video revenues, esports game development and marketing and distribution revenues, and all other manner of esports revenue streams for the benefit of the Company. The Consultant Warrants have an exercise price of $1.00 share and expire in five years with 250,000 of these warrants vested immediately and the balance of 750,000 warrants having provisions making the vesting contingent on the Consultants’ performance in meeting goals and milestones set quarterly by the Company. Specifically, the Company will consult with the Consultants and reach agreement on the Consultants’ goals and milestones at the beginning of each calendar quarter. Out of the 750,000 unvested warrants, 62,500 warrants vest at the end of each quarter, beginning with the quarter ended March 31, 2022, provided in the Company’s judgement the Consultants have made satisfactory progress over the course of the quarter in meeting set goals and milestones. 62,500 of these warrants vested on March 31, 2022, 62,500 warrants vested on June 30, 2022, 62,500 of these warrants vested on September 30, 2022, 62.500 of these warrants vested on December 31, 2022, and 62,500 of these warrants vested on March 31, 2023. Any 2021 Consultant Warrants not vested on their designated end of quarter vesting date expire.

In conjunction with the Company’s initial public offering (“IPO”) in July 2022, the Company issued warrants (“IPO Warrants”) to purchase up to 172,500 shares of common stock to the underwriters of the IPO.  These IPO Warrants have an exercise price of $6.60 per share, expire 5 years from the date of issuance, and are fully exercisable six months after their issuance. The estimated fair value of the IPO Warrants approximated $474,000. The IPO Warrants are recorded as stock issuance costs but the net impact to the Company’s equity from the issuance of these warrants is nil since these warrants are classified as equity.

In conjunction with a financing in September 2022, the Company issued 1,886,793 PIPE Warrants to investors with an exercise price of $2.90 per share, which expire 5 years from the date of issuance, and are fully exercisable upon issuance. The estimated fair value of the PIPE Warrants approximated $2,093,000. Additionally, 339,623 warrants (“Placement Agent Warrants”) were issued to the placement agent as a part of their fee. The Placement Agent warrants have an exercise price of $2.915 per share, expire 5 years from the date of issuance, and are fully exercisable upon issuance. The estimated fair value of the Placement Agent Warrants approximated $516,000. The Placement Agent Warrants are recorded as stock issuance costs but the net impact to the Company’s equity from the issuance of these warrants is nil since these warrants are classified as equity.

The PIPE Warrants and Placement Agent Warrants also include certain anti-dilution adjustments and potential adjustments upon the occurrence of certain change of control transactions.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022 (unaudited)

The fair value of the 2023 Consultant Warrants and 2021 Consultant Warrants are being amortized to expense over their vesting period. The Company recorded total expense of approximately $72,000 and $46,000 during the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, the unamortized warrant expense was approximately $576,000, which will be amortized into expense through a weighted-average period of 1.6 years.

Note 11 – Commitments and Contingencies

Legal

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

Advance to Supplier

The Company entered into a commitment with a supplier for the development of an Esports Platform for total cost of $1,200,000. As of March 31, 2023 and December 31, 2022, the Company had paid the supplier $1,041,074 and $1,025,000, respectively, with the remaining amount due periodically until the expected completion date in 2023. As of March 31, 2023, the supplier had not completed the work on the software and the payments have been recorded as advance to supplier.

Note 12 – General and Administrative Expense

General and administrative costs are expensed as incurred and primarily include personnel costs in the U.S. and India, public filing fees, travel expenses, contractor fees, and professional fees. The Company expenses advertising costs as incurred. Advertising expense was immaterial for the three months ended March 31, 2023 and 2022.

Note 13 – Net Loss Per Share

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

At March 31, 2023 and December 31, 2022, there were 3,568,916 and 3,398,916 warrants outstanding. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted net loss per share is the same as basic net loss per share for all periods presented.

Note 14 – Subsequent Events

Management has evaluated events that occurred subsequent to the end of the reporting period and there are no subsequent events to report.

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

The first SII esports championship was held at Lovely Professional University (LPU) in 2017, the second at Maharshi Dayanand University in 2018 and the third at SRM Institute of Science and Technology in 2019.  The 2020 championships were cancelled during the covid lockdowns. MOGO sponsored the 2021-2022 championships at LPU in April 2022. During the period of May through December 2021, MOGO, with the help of SII and SII’s subsidiaries pursuant to their mutual contracts, organized and commercialized a total of 27 virtual esports tournaments in India. These events included inter- and intra-university competitions that reached an aggregate audience of over 450,000 viewers (most of whom were added in the last quarter of calendar year 2021, reflecting recent momentum in interest in university esports), according to SII’s YouTube channel analytics. The events in the 2023-2024 academic year are scheduled to begin in September, including the National University Mobile Esports Championship.

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

At the end of 2022 the Company entered into a non-binding Letter of Intent to acquire the technology, assets and rights to a former online application and business focused on “Social Media Peer-to-Peer Challenges”. This Letter of Intent expired by its terms on December 30, 2022, but recently negotiations continued and Management now believes the parties are close to execution of a Definitive Acquisition Agreement. Management is optimistic but of course cannot guarantee that this acquisition will occur.

The completed app would be organized in a wholly-owned subsidiary of the Company, if acquired, and would focus on peer-to-peer social challenges, where active users could create challenges between themselves over any future event or action and could set their own non-monetary awards for such challenges. Where Jurisdictions permit, a separate subsidiary or profit center would provide opportunities for peer-to-peer Social Betting directly between active users, without interaction by the MOGO subsidiary. The app would also permit participants to create challenges to groups of active users for charitable endeavors, as well as non-charitable promotions, and activities.

The current terms under discussion contemplate acquisition of the rights and assets of the Social Engine & Platform, for a consideration in the range of $400,000 in cash and $400,000 in Company restricted common stock, plus commitments to retain the on-going services of the app consultants. A Definitive Agreement has not yet been executed, and negotiations are continuing, so it is uncertain whether this business, technology and assets will be acquired by the Company, or if acquired, the nature and amount of consideration that will be paid.

MOGO complies with General Data Protection Regulation (GDPR) protocols as all individual data is fully anonymized. MOGO expects to be creating extremely valuable datasets that also respect individual consent and align with future privacy standards.

Since our inception, we have incurred operating losses. Our net loss was approximately $811,000 and $91,000 for the three months ended March 31, 2023 and 2022. As of March 31, 2023, we had an accumulated deficit of approximately $2,360,000. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to implement and execute our business plan and expand our business. We raised approximately $9,887,000 of net proceeds from our initial public offering (“IPO”) and private equity placement in July and September 2022 but we believe we will likely require additional capital beyond this offering if our business is to be successful.

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

General and Administrative Expenses

General and administrative expenses consist principally of personnel costs, public filing fees, travel expenses, operating expenses for the office in Mumbai, and other professional fees for consulting, legal, auditing and tax services.

Critical Accounting Estimates

We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2022 Form 10K, and that disclosure should be read in conjunction with the Quarterly Report on Form 10-Q. There have been no material changes during the three months ended March 31, 2023 to our critical accounting policies, significant judgments and estimates disclosed in our Form 10K.

Results of Operations

Three  Months Ended March 31, 2023 compared with the Three Months Ended March 31, 2022

The following table summarizes the results of our operations for each of the three month periods ended March 31, 2023 and 2022. together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	March 31,		$	%
	2023	2022	Change	Change
Revenue	$—	$—	$—	*
Costs and expenses:
Cost of revenue	—	—	—	*
General and administrative	815,731	91,482	724,249	**
Total costs and expenses	815,731	91,482	724,249	**
Loss from operations	(815,731)	(91,482)	(724,249)	**
Interest income	3,647	—	3,647	**
Net loss	$(812,084)	$(91,482)	$(720,602)	**

*	Not meaningful

**	Change is significantly more than 500%

General and Administrative Expenses

General and administrative expenses were $815,731 for the three months ended March 31, 2023, compared with $91,482 for the three months ended March 31, 2022. The increase in general and administrative expenses was primarily driven by an increase of approximately $421,000 in professional and consulting fees, $128,000 in compensation to U.S. personnel and $83,000 in expenses incurred by MOGO Pvt Ltd.

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, we had cash and restricted cash of $6,794,473 and $7,559,674, respectively.

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

Funding Requirements

We believe the net proceeds of the IPO and the PIPE will be sufficient to meet our cash, operational and liquidity requirements for approximately 18 months.

We cannot specify with certainty all of the particular uses for the net proceeds to us from the IPO and the PIPE. Accordingly, our management will have broad discretion in the application of these proceeds.

We intend to use the net proceeds from the IPO and the PIPE for operating expenses, marketing, event expenses, streaming, retention of additional staff in India, working capital and general corporate purposes, including perhaps acquisitions of game licenses, technology platform agreements, data development and strategic partnerships. Investors are cautioned, however, that expenditures may vary substantially from these uses. Investors will be relying on the judgment of our management, who will have broad discretion regarding the application of the proceeds of the IPO and the PIPE. The amounts and timing of our actual expenditures will depend upon numerous factors, including the amount of cash generated by our operations and the amount of competition we face and other operational factors. We may find it necessary or advisable to use portions of the proceeds from the IPO and the PIPE for other purposes.

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

Cash Flows

The following table summarizes our sources and uses of cash and restricted cash:

	Three Months Ended
	March 31,
	2023	2022

Net cash provided by (used in):
Operating activities	$(687,767)	$(76,816)
Investing activities	(29,484)	-
Financing activities	(47,545)	(47,500)
Effect of exchange rate changes on cash and restricted cash	(405)	-
Net decrease in cash and restricted cash	$(765,201)	$(124,316)

Operating Activities

Net cash used in operating activities increased $610,951 for the three months ended March 31, 2023. The increase was primarily due to an increase in general and administrative expenses of $724,249 during the three months ended March 31, 2023 compared with the three months ended March 31, 2022.

Investing Activities

Net cash used in investing activities increased $29,484 for the three months ended March 31, 2023. The increase was due to advance payments to a supplier for software and payments for property and equipment during the three months ended March 31, 2023 compared with the three months ended March 31, 2022.

Financing activities

Net cash used in financing activities was $47,545 during the three months ended March 31, 2023 compared with $47,500 used in financing activities during the three months ended March 31, 2022. During the three months ended March 31, 2023, we made principal payments on our note payable of $47,545. During the three months ended March 31, 2022, we paid $47,500 of deferred offering costs.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The agreements with SII provide that SII is obligated to compensate participating universities and their players, including payment of any royalties or participations, for MOGO’s use of logos, trademarks and names and likenesses associated with the universities and their players, and SII is also obligated to pay for lodging, food and transportation of Participating University players. Further, SII has agreed to invest capital in the manufacture, marketing, distribution and sale of merchandise associated with esports programs. SII agreed to provide consulting services to MOGO with regard to development of its esports business, only through December 31, 2022 The Company plans to seek an extension of this agreement, but there is no certainty that SII will enter into an extension. SII is not a public company, does not have substantial capital reserves, and conceivably could default in performance of one or more of these obligations. Any SII default would likely have a material negative effect on our Company and our successful implementation of our business plan.

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

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Document
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
101*	The following materials from Mobile Global Esports Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Extensible Business Reporting Language (iXBRL): (i) Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022, (ii) Statements of Operations (unaudited) for the three months ended March 31, 2023 and 2022 (iii) Statement of Stockholders’ Equity (unaudited) for the three months ended March 31, 2023 and 2022, (iv) Statements of Cash Flows (unaudited) for the three months ended March 31, 2023 and 2022 and (v) Notes to Financial Statements (unaudited).
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE GLOBAL ESPORTS INC.

DATE: May 12, 2023	By:	/s/ David Pross
David Pross
Chief Executive Officer

MOBILE GLOBAL ESPORTS INC.

DATE: May 12, 2023	By:	/s/ Kiki Benson
Kiki Benson
Chief Financial Officer