Form 10-Q
period 2023-06-30
Mobile Global Esports, Inc.
filed 2023-08-14
CIK 1886362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2023

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

As of August 14, 2023, there were 20,421,593 shares of the registrant’s common stock outstanding.

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

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes from the risk factors previously disclosed therein, except as set in the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. The forward-looking statements in this Quarterly Report are only predictions, and we may not actually achieve the plans, intentions or expectations included in our forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward- looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MOBILE GLOBAL ESPORTS INC.

Condensed Balance Sheets

		June 30,	December 31,
		2023	2022
	Note	(unaudited)	(audited)
Assets
Current assets:
Cash		$6,061,078	$7,539,674
Prepaid expenses		58,296	113,247
Other current assets	3	-	480,000
Total current assets		6,119,374	8,132,921

Restricted cash		23,615	20,000
Property and equipment, net	4	28,265	16,822
Advances to suppliers	5	1,441,074	1,025,000
Operating lease right of use asset	6	129,310	54,634
Other long-term assets		19,853	7,424
Total assets		$7,761,491	$9,256,801

Liabilities
Current liabilities:
Accounts payable and accrued expenses	7	$167,427	$80,960
Related party payable	8	18,536	17,763
Operating lease liabilities, current	6	50,376	16,786
Note payable	9	-	92,307
Total current liabilities		236,339	207,816

Operating lease liabilities, long term	6	80,470	38,452
Total liabilities		316,809	246,268

Commitments and contingencies	11

Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding		-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 20,421,593 shares issued and outstanding		2,042	2,042
Additional paid-in capital		10,695,596	10,557,136
Accumulated deficit		(3,251,331)	(1,549,388)
Accumulated other comprehensive income		933	1,399

Total stockholders’ equity - Mobile Global Esports Inc.		7,447,240	9,011,189
Non-controlling interest		(2,558)	(656)
Total stockholders’ equity		7,444,682	9,010,533
Total liabilities and stockholders’ equity		$7,761,491	$9,256,801

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2023 and 2022

		Six Months	Six Months	Three Months	Three Months
		Ended	Ended	Ended	Ended
	Note	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue		$-	$-	$-	$-

Cost of revenue		-	-	-	-

Gross profit		-	-	-	-

Operating expenses:
Research and development expenses		-	-	-	-
General and administrative expenses	12	1,732,102	177,265	915,962	85,783
Total operating expenses		1,732,102	177,265	915,962	85,783

Loss from operations		(1,732,102)	(177,265)	(915,962)	(85,783)

Interest income		28,257	-	24,610	-
Interest expense		-	-	-	-

Net loss before income taxes		(1,703,845)	(177,265)	(891,352)	(85,783)

Income tax expense		-	-	-	-

Net loss		$(1,703,845)	$(177,265)	$(891,352)	$(85,783)

Net loss - non-controlling interest		$(1,902)	$-	$(910)	$-
Net loss attributable to Mobile Global Esports Inc.		$(1,701,943)	$(177,265)	$(890,442)	$(85,783)

Net loss per share attributable to common stockholders, basic and diluted		$(0.08)	$(0.01)	$(0.04)	$(0.01)

Weighted average common shares outstanding, basic and diluted		20,421,593	16,809,800	20,421,593	16,809,800

Comprehensive loss:
Net loss		(1,703,845)	(177,265)	(891,352)	(85,783)
Unrealized loss on foreign currency translation		(466)	-	(409)	-

Total comprehensive loss		$(1,704,311)	$(177,265)	$(891,761)	$(85,783)
Comprehensive loss attributable to non-controlling interest		(1,902)	-	(910)	-
Comprehensive loss - Mobile Global Esports Inc.		(1,702,409)	(177,265)	(890,851)	(85,783)

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Condensed Statements of Stockholders’ Equity (Unaudited)

For the six months ended June 30, 2023 and 2022

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Interest	Equity
Balance, December 31, 2022	20,421,593	$2,042	$10,557,136	$(1,549,388)	$1,399	$(656)	$9,010,533

Fair value of warrants issued for services	-	-	72,480	-	-	-	72,480

Other comprehensive loss	-	-	-	-	(57)	-	(57)

Net loss	-	-	-	(811,501)	-	(992)	(812,493)

Balance, March 31, 2023 (unaudited)	20,421,593	2,042	10,629,616	(2,360,889)	1,342	(1,648)	8,270,463

Fair value of warrants issued for services	-	-	65,980	-	-	-	65,980

Other comprehensive loss	-	-	-	-	(409)	-	(409)

Net loss	-	-	-	(890,442)	-	(910)	(891,352)

Balance, June 30, 2023 (unaudited)	20,421,593	$2,042	$10,695,596	$(3,251,331)	$933	$(2,558)	$7,444,682

Balance, December 31, 2021	16,809,000	$1,681	$530,065	$(262,360)	$-	$-	$269,386

Fair value of warrants issued for services	-	-	46,480	-	-	-	46,480

Net loss	-	-	-	(91,482)	-	-	(91,482)

Balance, March 31, 2022 (unaudited)	16,809,000	1,681	576,545	(353,842)	-	-	224,384

Fair value of warrants issued for services	-	-	46,480	-	-	-	46,480

Net loss	-	-	-	(85,783)	-	-	(85,783)

Balance, June 30, 2022 (unaudited)	16,809,000	$1,681	$623,025	$(439,625)	$-	$-	$185,081

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2023 and 2022

	Six months ended
	June 30, 2023	June 30, 2022
	unaudited	unaudited
Cash flows from operating activities

Net loss	$(1,703,845)	$(177,265)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	2,124	-
Fair value of warrants issued for services	138,460	92,960
Amortization of right of use assets	21,177	-
Changes in operating assets and liabilities:
Prepaid expenses	55,460	-
Other current assets	480,000	-
Other assets	(12,353)	-
Accounts payable and accrued expenses	86,391	(31,814)
Related party payable	613	-
Operating lease liabilities	(20,252)	-

Net cash used by operating activities	(952,225)	(116,119)

Cash flows from investing activities

Advances to suppliers for software	(416,074)	-
Payments for property and equipment	(13,416)	-
Net cash used in investing activities	(429,490)	-

Cash flows from financing activities

Payment of deferred offering costs	-	(53,348)
Repayment of note payable	(92,307)	-
Net cash provided by financing activities	(92,307)	(53,348)
Effect of exchange rate changes on cash and restricted cash	(959)	-
Net increase in cash and restricted cash	(1,474,981)	(169,467)

Cash and restricted cash as of beginning of period	7,559,674	238,202
Cash and restricted cash as of end of period	$6,084,693	$68,735
Supplemental disclosure of cash flow information
Right of use assets obtained on operating lease commencement	$95,303	$-

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 and 2022 (unaudited)

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

During July 2022, MOGO Esports Private Limited (“MOGO Pvt Ltd”) was established and incorporated in India by certain shareholders of MOGO Inc. During November 2022, MOGO Inc acquired approximately 99% of MOGO Pvt Ltd. Prior to October 2022, MOGO Pvt Ltd had limited activity. During October 2022, MOGO Pvt Ltd increased its activity and began operating for the benefit of the Company. The Company determined that MOGO Pvt Ltd was a variable interest entity and it was the primary beneficiary of MOGO Pvt Ltd prior to acquiring 99% of MOGO Pvt Ltd in November 2022. Therefore, the Company has included the results of MOGO Pvt Ltd in its consolidated financial statements from July 13, 2022 (inception of MOGO Pvt Ltd) through June 30, 2023. MOGO Pvt Ltd comprised approximately 3.3% and 1.4% of the Company’s total assets as of June 30, 2023 and December 31, 2022, and 9.3% and nil of the Company’s net loss for the six months ended June 30, 2023 and 2022, and 8.5% and nil of the Company’s net loss for the three months ended June 30, 2023 and 2022, respectively.

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

Interim financial statements

The unaudited condensed financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 and 2022 (unaudited)

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

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, amounts held in escrow and all highly-liquid debt instruments with original maturities of three months or less. As of June 30, 2023 and December 31, 2022, the Company did not have any cash equivalents.

Restricted Cash

As of June 30, 2023 and December 31, 2022, the Company has $23,615 and $20,000 of the funds received from the initial public offering held in an escrow account, which is included in Restricted Cash on the consolidated balance sheet. These funds were released to the Company in July 2023.

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

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 and 2022 (unaudited)

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

As of June 30, 2023 and December 31, 2022, the Company did not identify any assets or liabilities required to be presented on the balance sheet at fair value.

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

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 and 2022 (unaudited)

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

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 and 2022 (unaudited)

Note 3 – Other Current Assets

Other current assets as of December 31, 2022 consist of $480,000 paid to a party as advance payment for potential future services and a deposit of $100,000 paid to a party for the potential purchase of software. No services were provided by the party as of June 30, 2023, and the $480,000 was refunded to the Company in June 2023 with interest of $24,000. The Company finalized the agreement for the purchase of software and the $100,000 deposit was reclassified in Advances to suppliers as of June 30, 2023.

Note 4 – Property and Equipment

Property and equipment consisted of the following as of:

	June 30, 2023	December 31, 2022
Furniture, fixtures and equipment	30,424	16,857
Accumulated depreciation	(2,159)	(35)
Property and equipment, net	28,265	16,822

Depreciation expense was approximately $1,000 and $2,000 for the three and six months ended June 30, 2023 and was nil for the three and six months ended June 30, 2022.

Note 5 – Advances to Suppliers

As of June 30, 2023 and December 31, 2022, the Company paid funds to a supplier of approximately $1,241,000 for the development of a software platform, which has not been placed in service. In addition, as of June 30, 2023, the Company entered into an agreement for the development of a mobile application (“App”) and made payments of $200,000 towards the development of the App. See Note 11.

Note 6 – Leases

The Company has office leases in India that are classified as operating leases. These office leases commenced in October 2022 and have a term of three years. During January 2023, the Company leased a godown (which is a warehouse) in Borivali (East), Mumbai. This lease has a term of 33 months. The Company used its expected incremental borrowing rate of 10.0% in determining the value of the right-of-use asset and lease liability associated with these leases. The cash paid for operating leases for the six months ended June 30, 2023 approximated $26,600 and the operating lease cost recorded in the Consolidated Statements of Operations and Comprehensive Loss approximated $28,000. The weighted average remaining lease term for the operating leases was 2.3 years and the weighted average discount rate was 10.0%.

The maturities of the operating lease liabilities as of June 30, 2023 are as follows:

July 1, 2023 – December 31, 2023	$29,960
2024	62,893
2025	54,721

Total	147,574
Less imputed interest	(16,728)

Present value of operating lease liabilities	$130,846

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 and 2022 (unaudited)

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	June 30, 2023	December 31, 2022
Accounts payable	$6,766	$453
Accrued payroll and payroll taxes	134,501	-
Accrued consulting and professional fees	10,000	60,937
Other accrued expenses	16,160	19,570
Total	$167,427	$80,960

Note 8 – Related Party Transactions

Included in related party payable at June 30, 2023 and December 31, 2022 $18,536 and $17,763, respectively, due to Sports Industry of India, Inc., a stockholder of the Company.

During the six months ended June 30, 2023, the Company paid its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) compensation totaling $178,000. The CEO and CFO are shareholders of the Company.

During the six months ended June 30, 2023, the Company paid a total of $36,000 for the quarterly board stipend payable to the Board of Directors for services provided in the first and second quarters of 2023.

Note 9 – Note Payable

During July 2022, the Company entered into an agreement with a financing institution for payment of certain of the Company’s insurance policies. The financing agreement is payable over a twelve-month period ending June 2023 with monthly payments of principal and interest totaling $15,848 per month. As of June 30, 2023 and December 31, 2022, approximately nil and $92,000, respectively, of principal is outstanding under this agreement, and the same amount is included in prepaid expenses.

Note 10 – Stockholders’ Equity

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of $0.0001 par value preferred stock. At June 30, 2023 and December 31, 2022, there were nil shares issued and outstanding.

Common Stock

The Company has authorized the issuance of 100,000,000 shares of $0.0001 par value common stock. At June 30, 2023 and December 31, 2022, there were 20,421,593 shares issued and outstanding.

Warrants

During the six months ended June 30, 2023, the Company issued warrants (“2023 Consultant Warrants”) to purchase up to 170,000 shares of the Company’s common stock in exchange for the provision of services. The 2023 Consultant Warrants have an exercise price of $3.00 per share, expire 6 years from the date of issuance, with 25% vested in the first quarter of 2023 and the remaining shares vest quarterly through December 31, 2023.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 and 2022 (unaudited)

The Company utilized the Black-Scholes option-pricing model to value the warrants issued and the estimated fair value of the 2023 Consultant Warrants was $91,000, with $45,500 recognized as expense for the six months ended June 30, 2023.

The following table summarizes the assumptions used for estimating the fair value of the 2023 Consultant Warrants issued:

Expected dividend yield	-
Risk-free interest rate	3.99%
Expected volatility	100%
Expected life (years)	6

As of June 30, 2023, the Company also had the following warrants outstanding:

	Outstanding	Ex Price	Exercisable	Ex Price
2021 Consultant Warrants	1,000,000	$1.00	625,000	$1.00
IPO Warrants	172,500	$6.60	172,500	$6.60
PIPE Warrants	1,886,793	$2.90	1,886,793	$2.90
Placement Agent Warrants	339,623	$2.92	339,623	$2.92
2023 Consultant Warrants	170,000	$3.00	85,000	$3.00
Total Warrants	3,568,916		3,108,916

The 2021 Consultant Warrants were granted to three individuals (“Consultants”) that are advising the Company on developing, establishing, operating, commercializing, marketing, promoting, and expanding the Company’s esports business with an aim to commercialize esports tournaments, esports sponsorships, esports advertising revenues, esports merchandise revenues, esports broadcast revenues, esports video revenues, esports game development and marketing and distribution revenues, and all other manner of esports revenue streams for the benefit of the Company. The Consultant Warrants have an exercise price of $1.00 share and expire in five years with 250,000 of these warrants vested immediately and the balance of 750,000 warrants having provisions making the vesting contingent on the Consultants’ performance in meeting goals and milestones set quarterly by the Company. Specifically, the Company will consult with the Consultants and reach agreement on the Consultants’ goals and milestones at the beginning of each calendar quarter. Out of the 750,000 unvested warrants, 62,500 warrants vest at the end of each quarter, beginning with the quarter ended March 31, 2022, provided in the Company’s judgement the Consultants have made satisfactory progress over the course of the quarter in meeting set goals and milestones. 62,500 of these warrants vested on March 31, 2022, 62,500 warrants vested on June 30, 2022, 62,500 of these warrants vested on September 30, 2022, 62.500 of these warrants vested on December 31, 2022, and 62,500 of these warrants vested on June 30, 2023. Any 2021 Consultant Warrants not vested on their designated end of quarter vesting date expire.

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

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 and 2022 (unaudited)

The fair value of the 2023 Consultant Warrants and 2021 Consultant Warrants are being amortized to expense over their vesting period. The Company recorded total expense of approximately $66,000 and $138,000 during the three and six months ended June 30, 2023, and $46,000 and $93,000 during the three and six months ended June 30, 2022, respectively. At June 30, 2023, the unamortized warrant expense was approximately $576,000, which will be amortized into expense through a weighted-average period of 1.0 years.

Note 11 – Commitments and Contingencies

Legal

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business. There is currently no litigation that management believes will have a material impact on the financial position of the Company.

Advances to Suppliers

The Company entered into a commitment with a supplier for the development of an Esports Platform for total cost of $1,200,000. As of June 30, 2023, the Company had paid the supplier 100% of the commitment amount and the software was in Beta testing. The Company expects to put the software in service during the 3rd or 4th quarter of 2023.

During May 2023, the Company entered into an agreement with a supplier to acquire the intellectual property for an App under development. As of June 30, 2023, the Company had paid the supplier $200,000 toward the purchase of the App and agreed to issue the supplier 400,000 shares of the Company’s common stock. In addition, the Company is committed to pay the supplier an additional amount totaling $200,000 upon the achievement of certain technological milestones related to the development of the App.

Consultants

The Company has entered into various agreements with consultants or other professional advisors and has committed to issue up to 350,000 shares of the Company’s common stock in the future.

Note 12 – General and Administrative Expense

General and administrative costs are expensed as incurred and primarily include personnel costs in the U.S. and India, public filing fees, travel expenses, contractor fees, and professional fees. The Company expenses advertising costs as incurred. Advertising expense consists primarily of event sponsorships and social media advertising and totaled approximately $13,000 for the three and six months ended June 30, 2023. Advertising expense was nil for the three and six months ended June 30, 2022.

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

At June 30, 2023 and December 31, 2022, there were 3,568,916 and 3,398,916 warrants outstanding. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted net loss per share is the same as basic net loss per share for all periods presented.

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

Overview

Mobile Global Esports Inc. (“MOGO” or “Mogo,” or the “Company”) was organized in March of 2021 to continue and expand an esports business (the “Business”) created in 2016 by Sports Industry of India (“SII”). Through a series of contracts, the rights to the Business were assigned to MOGO by SII and its affiliates beginning in October of 2021. MOGO is now building out and expanding the business created by SII. MOGO is focused on the rapidly-growing esports industry, with special emphasis on India and other South Asian markets. The Indian market for esports, and particularly university esports events in India, represent, in management’s opinion, one of the largest and fastest growing esports markets in the world.

SII is an American branding, marketing and sports promotion company that, through subsidiaries and affiliates primarily in India and Pakistan, enters into exclusive long-term arrangements with universities for the purpose of promoting, expanding and commercializing university sports programs, creating professional opportunities for university athletes and alumni and developing and marketing university and event-branded merchandise. The SII esports business, which has now been transferred to and is operated by MOGO, is the only business in India to organize and sponsor officially-sanctioned national championship for university esports. SII holds a 12.98% minority common share interest in MOGO, and thus has no controlling interest in MOGO.

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

MOGO’s esports business began in 2016 when SII introduced esports to the Association of Indian Universities (“AIU”), an academic and sports body that represents 854 major universities. AIU sanctioned esports as a championship event in a unique and exclusive 10-year renewable agreement with SII. SII has assigned most of its esports rights under these and other agreements involving esports to MOGO under a series of contracts between the two companies. SII licensed to MOGO exclusive rights to develop, organize, promote and monetize mobile esports events in collaboration with AIU and with a second major university sports association, Elite University Sports Alliance of India Pvt. Ltd. (“EUSAI”), a for-profit subsidiary of SII. EUSAI itself has direct contracts with over 100 leading Indian universities pursuant to which EUSAI is granted exclusive rights to organize and monetize a range of sports, including esports. Although any AIU or EUSAI members may choose to not participate in MOGO’s esports business, the combination of AIU and EUSAI’s member universities potentially gives MOGO access to students attending these 854 Indian universities.

The first SII esports championship was held at Lovely Professional University (LPU) in 2017, the second at Maharshi Dayanand University in 2018 and the third at SRM Institute of Science and Technology in 2019.  The 2020 championships were cancelled during the Covid-19 lockdowns. MOGO sponsored the 2021-2022 championships at LPU in April 2022 and again in 2023. During the period of May through December 2021, MOGO, with the help of SII and SII’s subsidiaries pursuant to their mutual contracts, organized and commercialized a total of 27 virtual esports tournaments in India. These events included inter- and intra-university competitions that reached an aggregate audience of over 450,000 viewers (most of whom were added in the last quarter of calendar year 2021, reflecting recent momentum in interest in university esports), according to SII’s YouTube channel analytics. The events in the 2023-2024 academic year are scheduled to begin in September, including the 4-sport Conference Championships in basketball, volleyball, kabaddi, and esports. MOGO is producing the esports championship.

Management expects commercialization of these events will be similar to events in more developed esports markets, such as South Korea, China and the U.S. Revenue is expected to come from sponsorships, advertising, subscriptions, tickets to future events, branded merchandise and fees. In addition, monetization of the data collected through MOGO’s game platform is expected to provide additional revenues. In the past events, the viewers’ data was collected by third-party streaming services, such as YouTube and Facebook. Once the players and viewers are routed through MOGO’s proprietary game and social media platform, MOGO anticipates collecting the data (names, phone numbers, email addresses, university affiliation, etc.), processing the data, combining the data with other commercially-available data sets, including geo-tracking data, and offering the data to the markets following strict government and university privacy guidelines, particularly since a subset of our users will likely be underage first-year university students. Management believes that the value of the data may become one of the dominant revenue elements in MOGO’s business model.

During May 2023, the Company entered into an agreement to acquire the technology, assets and rights to a former online application focused on “Social Media Peer-to-Peer Challenges” (“Social App”). The Social App would focus on peer-to-peer social challenges, where active users could create challenges between themselves over any future event or action and could set their own non-monetary awards for such challenges. The Social App is also expected to permit participants to create challenges to groups of active users for charitable endeavors, as well as non-charitable promotions, and activities. As of June 30, 2023, the Company had paid $200,000 toward the purchase of the Social App and agreed to issue 400,000 shares of the Company’s common stock. In addition, the Company is committed to pay an additional amount totaling $200,000 upon the achievement of certain technological milestones related to the development of the Social App.

MOGO complies with General Data Protection Regulation (GDPR) protocols as all individual data is fully anonymized. MOGO expects to be creating extremely valuable datasets that also respect individual consent and align with future privacy standards.

Since our inception, we have incurred operating losses. Our net loss was approximately $891,000 and $1,704,000 for the three and six months ended June 30, 2023, and $86,000 and $177,000 for the three and six months ended June 30, 2022. As of June 30, 2023, we had an accumulated deficit of approximately $3,251,000. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to implement and execute our business plan and expand our business. We raised approximately $9,887,000 of net proceeds from our initial public offering (“IPO”) and private equity placement in July and September 2022 but we believe we will likely require additional capital beyond this offering if our business is to be successful.

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

Collaboration in Central and South America with Infinity and a Championship Event

In July 2023 we co-produced an esports/gaming event in San Jose, Costa Rica, created by Infinity. The host company operates in 11 Central and South American countries and operates two gaming houses. Infinity has also created the first gaming and training enter for an esports club in Latin America. With 50 professional gamers under contract and a successful record of winning major events, Infinity is also in the position to provide commercial, production, marketing and management expertise to MOGO.

This agreement with Infinity expands MOGO’s geographic footprint in a rapidly-expanding region and provides a new source of esports revenue.

MOGO’s first major event, scheduled for September 2023, is the 4-sport conference championship at Lovely Professional University (LPU). We will produce the esports segment. The initial rounds will be virtual events, and the top 16 university will play in front of a live audience.

Components of Statements of Operations

Revenue and Cost of Revenue

We have not generated any revenue or cost of revenue to date. We expect to generate revenue during the quarter ending September 30, 2023.

General and Administrative Expenses

General and administrative expenses consist principally of personnel costs, public filing fees, travel expenses, operating expenses for the office in Mumbai, platform, data and technology expenses, and other professional fees for consulting, legal, auditing and tax services.

Critical Accounting Estimates

We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2022 Form 10K, and that disclosure should be read in conjunction with the Quarterly Report on Form 10-Q. There have been no material changes during the three and six months ended June 30, 2023 to our critical accounting policies, significant judgments and estimates disclosed in our Form 10K.

Results of Operations

Three and Six Months Ended June 30, 2023 compared with the Three and Six Months Ended June 30, 2022

The following table summarizes the results of our operations for each of the three and six month periods ended June 30, 2023 and 2022. together with the changes in those items in dollars and as a percentage:

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2023	2022	Change	Change	2023	2022	Change	Change
Revenue	$—	$—	$—	*	$—	$—	$—	*
Costs and expenses:
Cost of revenue	—	—	—	*	—	—	—	*
General and administrative	915,962	85,783	830,179	**	1,732,102	177,265	1,554,837	**
Total costs and expenses	915,962	85,783	830,179	**	1,732,102	177,265	1,554,837	**
Loss from operations	(915,962)	(85,783)	(830,179)	**	(1,732,102)	(177,265)	(1,554,837)	**
Interest income	24,610	—	24,610	*	28,257	—	28,257	*
Net loss	$(891,352)	$(85,783)	$(805,569)	**	$(1,703,845)	$(177,265)	$(1,526,580)	**

*	Not meaningful

**	Change is significantly more than 500%

General and Administrative Expenses

General and administrative expenses were $915,962 for the three months ended June 30, 2023, compared with $85,783 for the three months ended June 30, 2022. The increase in general and administrative expenses was primarily driven by an increase of approximately $212,000 in professional and consulting fees, $359,000 in compensation to U.S. personnel, $50,000 in accounting and legal fees, $52,000 in insurance, $49,000 in travel, and $76,000 in expenses incurred by MOGO Pvt Ltd.

General and administrative expenses were $1,732,102 for the six months ended June 30, 2023, compared with $177,265 for the six months ended June 30, 2022. The increase in general and administrative expenses was primarily driven by an increase of approximately $455,000 in professional and consulting fees, $487,000 in compensation to U.S. personnel, $228,000 in accounting and legal fees, $99,000 in insurance, $74,000 in travel and $158,000 in expenses incurred by MOGO Pvt Ltd.

Liquidity and Capital Resources

As of June 30, 2023 and December 31, 2022, we had cash and restricted cash of $6,084,693 and $7,559,674, respectively.

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

Funding Requirements

We believe the net proceeds of the IPO and the PIPE will be sufficient to meet our cash, operational and liquidity requirements for at least 12 months after the date of this quarterly report.

We cannot specify with certainty all of the particular uses for the net proceeds to us from the IPO and the PIPE. Accordingly, our management will have broad discretion in the application of these proceeds.

We intend to use the net proceeds from the IPO and the PIPE for operating expenses, marketing, event expenses, streaming, retention of additional staff in the United States and India, working capital and general corporate purposes, including perhaps acquisitions of game licenses, technology platform agreements, data development and strategic partnerships. Investors are cautioned, however, that expenditures may vary substantially from these uses. Investors will be relying on the judgment of our management, who will have broad discretion regarding the application of the proceeds of the IPO and the PIPE. The amounts and timing of our actual expenditures will depend upon numerous factors, including the amount of cash generated by our operations and the amount of competition we face and other operational factors. We may find it necessary or advisable to use portions of the proceeds from the IPO and the PIPE for other purposes.

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

Cash Flows

The following table summarizes our sources and uses of cash and restricted cash:

	Six Months Ended
	June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(952,225)	$(116,119)
Investing activities	(429,490)	-
Financing activities	(92,307)	(53,348)
Effect of exchange rate changes on cash and restricted cash	(959)	-
Net decrease in cash and restricted cash	$(1,474,981)	$(169,467)

Operating Activities

Net cash used in operating activities increased by approximately $836,000 for the six months ended June 30, 2023 compared with the six months ended June 30, 2022. The increase was primarily due to an increase in general and administrative expenses of approximately $1,554,000 offset by changes in prepaid expenses and other current assets of $535,000, accounts payable of $118,000 and the fair value of warrants of $46,000.

Investing Activities

Net cash used in investing activities increased by approximately $429,000 for the six months ended June 30, 2023 compared with the six months ended June 30, 2022. The increase was due to advance payments to suppliers for software and payments for property and equipment.

Financing activities

Net cash used in financing activities increased by approximately $39,000 for the six months ended June 30, 2023 compared with the six months ended June 30, 2022. The increase was from payments on the note payable of approximately $92,000 for the six months ended June 30, 2023 combined with a decrease of payments of deferred offering costs of approximately $53,000.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

We are not currently subject to any legal proceedings or claims, however, we may become subject to legal proceedings and claims arising in connection with the normal course of our business.

Item 1A. Risk Factors.

RISK FACTORS

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes from the risk factors previously disclosed therein, except as set forth below;

We will require additional financing in order to implement and execute our business plan, and we cannot be certain that such additional financing will be available on reasonable terms when required, or at all.

As of June 30, 2023, we had a cash balance of approximately $6,085,000. While management estimates this amount is sufficient to continue with operating activities over the next 18months, we will need to raise additional capital to fund our operations while we implement and execute our business plan and expand our business.

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

As of June 30, 2023, we had 30 full-time employees and 9 paid advisors. 23 employees are based in India. As our company grows, we plan to expand our employee base. In addition, we intend to grow by expanding our business, increasing market penetration and developing new products and services. Future growth will impose significant additional responsibilities on our management, including the need to develop and improve our existing administrative and operational systems and our financial and management controls and to identify, recruit, maintain, motivate, train, manage and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our organization, give rise to operational mistakes, loss of business opportunities, loss of employees and/or reduced productivity. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to effectively manage the expansion of employees and manage future growth.

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Document
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
101*	The following materials from Mobile Global Esports Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Extensible Business Reporting Language (iXBRL): (i) Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022, (ii) Statements of Operations (unaudited) for the six months ended June 30, 2023 and 2022 (iii) Statement of Stockholders’ Equity (unaudited) for the six months ended June 30, 2023 and 2022, (iv) Statements of Cash Flows (unaudited) for the six months ended June 30, 2023 and 2022 and (v) Notes to Financial Statements (unaudited).
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE GLOBAL ESPORTS INC.

DATE: August 14, 2023	By:	/s/ David Pross
David Pross
Chief Executive Officer

MOBILE GLOBAL ESPORTS INC.

DATE: August 14, 2023	By:	/s/ Kiki Benson
Kiki Benson
Chief Financial Officer