Form 10-Q
period 2023-09-30
Mobile Global Esports, Inc.
filed 2023-11-20
CIK 1886362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2023

or

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

As of November 20, 2023, there were 20,421,593 shares of the registrant’s common stock outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MOBILE GLOBAL ESPORTS INC.

Condensed Balance Sheets

		September 30,	December 31,
		2023	2022
	Note	(unaudited)	(audited)
Assets
Current assets:
Cash		$4,514,459	$7,539,674
Prepaid expenses		150,962	113,247
Other current assets	3	-	480,000
Total current assets		4,665,421	8,132,921

Restricted cash		-	20,000
Property and equipment, net	4	27,271	16,822
Advances to suppliers	5	1,457,519	1,025,000
Operating lease right of use asset	6	115,302	54,634
Other long-term assets		19,884	7,424
Total assets		$6,285,397	$9,256,801

Liabilities
Current liabilities:
Accounts payable and accrued expenses	7	$380,620	$80,960
Related party payable	8	18,292	17,763
Operating lease liabilities, current	6	51,708	16,786
Note payable	9	102,945	92,307
Total current liabilities		553,565	207,816

Operating lease liabilities, long term	6	65,856	38,452
Total liabilities		619,421	246,268

Commitments and contingencies	11

Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding		-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 20,421,593 shares issued and outstanding		2,042	2,042
Additional paid-in capital		10,764,826	10,557,136
Accumulated deficit		(5,095,765)	(1,549,388)
Accumulated other comprehensive income (loss)		(561)	1,399

Total stockholders’ equity - Mobile Global Esports Inc.		5,670,542	9,011,189
Non-controlling interest		(4,566)	(656)
Total stockholders’ equity		5,665,976	9,010,533
Total liabilities and stockholders’ equity		$6,285,397	$9,256,801

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

		Nine Months	Nine Months	Three Months	Three Months
		Ended	Ended	Ended	Ended
	Note	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue		$-	$-	$-	$-

Cost of revenue		-	-	-	-

Gross profit		-	-	-	-

Operating expenses:
General and administrative expenses	12	2,976,319	546,567	1,245,377	369,302
Sales and marketing expenses	13	602,466	-	601,306	-
Total operating expenses		3,578,785	546,567	1,846,683	369,302

Loss from operations		(3,578,785)	(546,567)	(1,846,683)	(369,302)

Interest income		28,498	-	241	-
Interest expense		-	(1,322)	-	(1,322)

Net loss before income taxes		(3,550,287)	(547,889)	(1,846,442)	(370,624)

Income tax expense		-	-	-	-

Net loss		$(3,550,287)	$(547,889)	$(1,846,442)	$(370,624)

Net loss - non-controlling interest		$(3,910)	$-	$(2,008)	$-
Net loss attributable to Mobile Global Esports Inc.		$(3,546,377)	$(547,889)	$(1,844,434)	$(370,624)

Net loss per share attributable to common stockholders, basic and diluted		$(0.17)	$(0.03)	$(0.09)	$(0.02)

Weighted average common shares outstanding, basic and diluted	14	20,421,593	17,256,256	20,421,593	18,134,610

Comprehensive loss:
Net loss		(3,550,287)	(547,889)	(1,846,442)	(370,624)
Unrealized loss on foreign currency translation		(1,960)	-	(1,494)	-

Total comprehensive loss		$(3,552,247)	$(547,889)	$(1,847,936)	$(370,624)
Comprehensive loss attributable to non-controlling interest		(3,910)	-	(2,008)	-
Comprehensive loss - Mobile Global Esports Inc.		(3,548,337)	(547,889)	(1,845,928)	(370,624)

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Condensed Statements of Stockholders’ Equity (Unaudited)

For the nine months ended September 30, 2023 and 2022

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
Balance, December 31, 2022	20,421,593	$2,042	$10,557,136	$(1,549,388)	$1,399	$(656)	$9,010,533

Fair value of warrants issued for services	-	-	72,480	-	-	-	72,480

Other comprehensive loss	-	-	-	-	(57)	-	(57)

Net loss	-	-	-	(811,501)	-	(992)	(812,493)
Balance, March 31, 2023 (unaudited)	20,421,593	2,042	10,629,616	(2,360,889)	1,342	(1,648)	8,270,463

Fair value of warrants issued for services	-	-	65,980	-	-	-	65,980

Other comprehensive loss	-	-	-	-	(409)	-	(409)

Net loss	-	-	-	(890,442)	-	(910)	(891,352)
Balance, June 30, 2023 (unaudited)	20,421,593	2,042	10,695,596	(3,251,331)	933	(2,558)	7,444,682

Fair value of warrants issued for services	-	-	69,230	-	-	-	69,230

Other comprehensive loss	-	-	-	-	(1,494)	-	(1,494)

Net loss	-	-	-	(1,844,434)	-	(2,008)	(1,846,442)
Balance, September 30, 2023 (unaudited)	20,421,593	$2,042	$10,764,826	$(5,095,765)	$(561)	$(4,566)	$5,665,976

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
Balance, December 31, 2021	16,809,800	$1,681	$530,065	$(262,360)	$-	$-	$269,386

Fair value of warrants issued for services	-	-	46,480	-	-	-	46,480

Net loss	-	-	-	(91,482)	-	-	(91,482)
Balance, March 31, 2022 (unaudited)	16,809,800	1,681	576,545	(353,842)	-	-	224,384

Fair value of warrants issued for services	-	-	46,480	-	-	-	46,480

Net loss	-	-	-	(85,783)	-	-	(85,783)
Balance, June 30, 2022 (unaudited)	16,809,800	1,681	623,025	(439,625)	-	-	185,081

Issuance of common stock from initial public offering, net of stock issuance costs*	1,725,000	172	5,464,760	-	-	-	5,464,932

Issuance of common stock from private placement, net of stock issuance costs*	1,886,793	189	2,328,342	-	-	-	2,328,531

Fair value of warrants issued with common stock*	-	-	2,093,000	-	-	-	2,093,000

Fair value of warrants issued for services	-	-	46,480	-	-	-	46,480

Net loss	-	-	-	(370,624)	-	-	(370,624)
Balance, September 30, 2022 (unaudited)	20,421,593	$2,042	$10,555,607	$(810,249)	$-	$-	$9,747,400

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2023 and 2022

	Nine months ended
	September 30, 2023	September 30, 2022
	unaudited	unaudited

Cash flows from operating activities

Net loss	$(3,550,287)	$(547,889)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	3,263	-
Fair value of warrants issued for services	207,690	139,440
Amortization of right of use assets	33,568	-
Changes in operating assets and liabilities:
Prepaid expenses	94,708	20,083
Other current assets	480,000	-
Other assets	(12,620)	-
Accounts payable and accrued expenses	300,021	16,481
Related party payable	612	-
Operating lease liabilities	(31,890)	-

Net cash used by operating activities	(2,474,935)	(371,885)

Cash flows from investing activities

Advances to suppliers for software	(432,519)	(300,000)
Payments for property and equipment	(13,900)	-
Net cash used in investing activities	(446,419)	(300,000)

Cash flows from financing activities

Issuance of common stock	-	11,900,001
Payment of deferred offering costs	-	-
Payment of stock issuance costs	-	(1,950,540)
Repayment of note payable	(122,653)	(46,257)
Net cash provided by (used in) financing activities	(122,653)	9,903,204
Effect of exchange rate changes on cash and restricted cash	(1,208)	-
Net increase in cash and restricted cash	(3,045,215)	9,231,319

Cash and restricted cash as of beginning of period	7,559,674	238,202
Cash and restricted cash as of end of period	$4,514,459	$9,469,521

Supplemental disclosure of cash flow information

Cash paid for interest	$-	$1,322

Supplemental disclosure of non-cash investing and financing activity

Deferred offering costs reclassified to stock issuance costs	$-	$62,998
Right of use assets obtained on operating lease commencement	$95,100	$-
Note payable issued for prepaid insurance policy	$133,291	$186,108

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2023 and 2022 (unaudited)

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

During July 2022, MOGO Esports Private Limited (“MOGO Pvt Ltd”) was established and incorporated in India by certain shareholders of MOGO Inc. During November 2022, MOGO Inc acquired approximately 99% of MOGO Pvt Ltd. Prior to October 2022, MOGO Pvt Ltd had limited activity. During October 2022, MOGO Pvt Ltd increased its activity and began operating for the benefit of the Company. The Company determined that MOGO Pvt Ltd was a variable interest entity and it was the primary beneficiary of MOGO Pvt Ltd prior to acquiring 99% of MOGO Pvt Ltd in November 2022. Therefore, the Company has included the results of MOGO Pvt Ltd in its consolidated financial statements from July 13, 2022 (inception of MOGO Pvt Ltd) through September 30, 2023. MOGO Pvt Ltd comprised approximately 3.1% and 1.4% of the Company’s total assets as of September 30, 2023 and December 31, 2022, and 9.2% and nil of the Company’s net loss for the nine months ended September 30, 2023 and 2022, and 9.1% and nil of the Company’s net loss for the three months ended September 30, 2023 and 2022, respectively.

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

The functional currency of MOGO Pvt Ltd is the Indian Rupee (“INR”). The assets and liabilities of MOGO Pvt Ltd are translated to United States Dollars (“USD”) at period end exchange rates, while statements of operations accounts are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive income (loss) in stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim financial statements

The unaudited condensed financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2023 and 2022 (unaudited)

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

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, amounts held in escrow and all highly-liquid debt instruments with original maturities of three months or less. As of September 30, 2023 and December 31, 2022, the Company did not have any cash equivalents.

Restricted Cash

As December 31, 2022, the Company has $20,000 of the funds received from the initial public offering held in an escrow account, which is included in Restricted Cash on the consolidated balance sheet. During July 2023, these funds had been released to the Company, as such, there are no funds included in Restricted Cash as of September 30, 2023.

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

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2023 and 2022 (unaudited)

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

As of September 30, 2023 and December 31, 2022, the Company did not identify any assets or liabilities required to be presented on the balance sheet at fair value.

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

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2023 and 2022 (unaudited)

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

Note 3 – Other Current Assets

Other current assets as of December 31, 2022 consist of $480,000 paid to a party as advance payment for potential future services and a deposit of $100,000 paid to a party for the potential purchase of software. No services were provided by the party as of September 30, 2023, and the $480,000 was refunded to the Company in June 2023 with interest of $24,000. The Company finalized the agreement for the purchase of software and the $100,000 deposit was reclassified in Advances to suppliers as of September 30, 2023.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2023 and 2022 (unaudited)

Note 4 – Property and Equipment

Property and equipment consisted of the following as of:

	September 30, 2023	December 31, 2022
Furniture, fixtures and equipment	30,534	16,857
Accumulated depreciation	(3,263)	(35)
Property and equipment, net	27,271	16,822

Depreciation expense was approximately $1,000 and $3,000 for the three and nine months ended September 30, 2023 and was nil for the three and nine months ended September 30, 2022.

Note 5 – Advances to Suppliers

As of September 30, 2023 and December 31, 2022, the Company paid funds to a supplier of approximately $1,258,000 for the development of a software platform, which has not been placed in service. In addition, as of September 30, 2023, the Company entered into an agreement for the development of a mobile application (“App”) and made payments of $200,000 towards the development of the App. See Note 11.

Note 6 – Leases

The Company has office leases in India that are classified as operating leases. These office leases commenced in October 2022 and have a term of three years. During January 2023, the Company leased a godown (which is a warehouse) in Borivali (East), Mumbai. This lease has a term of 33 months. The Company used its expected incremental borrowing rate of 10.0% in determining the value of the right-of-use asset and lease liability associated with these leases. The cash paid for operating leases for the nine months ended September 30, 2023 approximated $41,000 and the operating lease cost recorded in the Consolidated Statements of Operations and Comprehensive Loss approximated $43,000. The weighted average remaining lease term for the operating leases was 2.1 years and the weighted average discount rate was 10.0%.

The maturities of the operating lease liabilities as of September 30, 2023 are as follows:

October 1, 2023 – December 31, 2023	$14,872
2024	62,067
2025	54,002

Total	130,941
Less imputed interest	(13,377)

Present value of operating lease liabilities	$117,564

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2023 and 2022 (unaudited)

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	September 30, 2023	December 1, 2022
Accounts payable	$270,235	$453
Accrued payroll and payroll taxes	90,626	-
Accrued consulting and professional fees	-	60,937
Other accrued expenses	19,759	19,570
Total	$380,620	$80,960

Note 8 – Related Party Transactions

Included in related party payable at September 30, 2023 and December 31, 2022 was approximately $18,000 and $17,800, respectively, due to Sports Industry of India, Inc., a stockholder of the Company.

During the nine months ended September 30, 2023, the Company paid its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) compensation totaling $248,000. The CEO and CFO are shareholders of the Company.

During the nine months ended September 30, 2023, the Company paid a total of $66,000 for the quarterly board stipend payable to the Board of Directors for services provided in the first, second and third quarters of 2023.

During the nine months ended September 30, 2023, the Company incurred sponsorship expenses of approximately $24,000 with an entity that shares common ownership with Sports Industry of India, Inc., a stockholder of the Company.

Note 9 – Note Payable

During August 2023, the Company entered into an agreement with a financing institution for payment of certain of the Company’s insurance policies. The financing agreement is payable over a ten-month period ending May 2024 with monthly payments of principal and interest (8.75%) totaling $13,294 per month. As of September 30, 2023, approximately $103,000 of principal is outstanding under this agreement, and the same amount is included in prepaid expenses.

During July 2022, the Company entered into an agreement with a financing institution for payment of certain of the Company’s insurance policies. The financing agreement was payable over a twelve-month period ending June 2023 with monthly payments of principal and interest totaling $15,848 per month. As of December 31, 2022, approximately $92,000 of principal was outstanding under this agreement, and the same amount was included in prepaid expenses. This agreement was paid off in June 2023.

Note 10 – Stockholders’ Equity

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of $0.0001 par value preferred stock. At September 30, 2023 and December 31, 2022, there were nil shares issued and outstanding.

Common Stock

The Company has authorized the issuance of 100,000,000 shares of $0.0001 par value common stock. At September 30, 2023 and December 31, 2022, there were 20,421,593 shares issued and outstanding.

Warrants

During the nine months ended September 30, 2023, the Company issued warrants (“2023 Consultant Warrants”) to purchase up to 170,000 shares of the Company’s common stock in exchange for the provision of services. The 2023 Consultant Warrants have an exercise price of $3.00 per share, expire 6 years from the date of issuance, with 25% vested in the first quarter of 2023 and the remaining shares vest quarterly through December 31, 2023.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2023 and 2022 (unaudited)

The Company utilized the Black-Scholes option-pricing model to value the warrants issued and the estimated fair value of the 2023 Consultant Warrants was $91,000, with $68,250 recognized as expense for the nine months ended September 30, 2023.

The following table summarizes the assumptions used for estimating the fair value of the 2023 Consultant Warrants issued:

Expected dividend yield	-
Risk-free interest rate	3.99%
Expected volatility	100%
Expected life (years)	6

As of September 30, 2023, the Company also had the following warrants outstanding:

	Outstanding	Ex Price	Exercisable	Ex Price
2021 Consultant Warrants	1,000,000	$1.00	687,500	$1.00
IPO Warrants	172,500	$6.60	172,500	$6.60
PIPE Warrants	1,886,793	$2.90	1,886,793	$2.90
Placement Agent Warrants	339,623	$2.92	339,623	$2.92
2023 Consultant Warrants	170,000	$3.00	127,500	$3.00
Total Warrants	3,568,916		3,213,916

The 2021 Consultant Warrants were granted to three individuals (“Consultants”) that are advising the Company on developing, establishing, operating, commercializing, marketing, promoting, and expanding the Company’s esports business with an aim to commercialize esports tournaments, esports sponsorships, esports advertising revenues, esports merchandise revenues, esports broadcast revenues, esports video revenues, esports game development and marketing and distribution revenues, and all other manner of esports revenue streams for the benefit of the Company. The Consultant Warrants have an exercise price of $1.00 share and expire in five years with 250,000 of these warrants vested immediately and the balance of 750,000 warrants having provisions making the vesting contingent on the Consultants’ performance in meeting goals and milestones set quarterly by the Company. Specifically, the Company will consult with the Consultants and reach agreement on the Consultants’ goals and milestones at the beginning of each calendar quarter. Out of the 750,000 unvested warrants, 62,500 warrants vest at the end of each quarter, beginning with the quarter ended March 31, 2022, provided in the Company’s judgement the Consultants have made satisfactory progress over the course of the quarter in meeting set goals and milestones. 62,500 of these warrants vested on March 31, 2022, 62,500 warrants vested on June 30, 2022, 62,500 of these warrants vested on September 30, 2022, 62.500 of these warrants vested on December 31, 2022, 62,500 of these warrants vested on June 30, 2023, and 62,500 of these warrants vested on September 30, 2023. Any 2021 Consultant Warrants not vested on their designated end of quarter vesting date expire.

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

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2023 and 2022 (unaudited)

The fair value of the 2023 Consultant Warrants and 2021 Consultant Warrants are being amortized to expense over their vesting period. The Company recorded total expense of approximately $69,000 and $208,000 during the three and nine months ended September 30, 2023, and $46,000 and $139,000 during the three and nine months ended September 30, 2022, respectively. At September 30, 2023, the unamortized warrant expense was approximately $255,000, which will be amortized into expense through a weighted-average period of 0.7 years.

Note 11 – Commitments and Contingencies

Legal

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business. There is currently no litigation that management believes will have a material impact on the financial position of the Company.

Advances to Suppliers

The Company entered into a commitment with a supplier for the development of an Esports Platform for total cost of $1,200,000. As of September 30, 2023, the Company had paid the supplier 100% of the commitment amount plus an additional amount approximating $58,000, and the software was in Beta testing. The Company expects to put the software in service during the 4th quarter of 2023 or early 2024.

During May 2023, the Company entered into an agreement with a supplier to acquire the intellectual property for an App under development. As of September 30, 2023, the Company had paid the supplier $200,000 toward the purchase of the App and agreed to issue the supplier 400,000 shares of the Company’s common stock. In addition, the Company is committed to pay the supplier an additional amount totaling $200,000 upon the achievement of certain technological milestones related to the development of the App.

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

Note 13 – Sales and Marketing Expense

Sales and marketing costs are expensed as incurred and include expenses associated with Esport events sponsored by the Company, including the MOGO National Championship 2.0, which occurred in September 2023. The Company expenses advertising costs as incurred. Advertising expense consists primarily of event sponsorships and social media advertising and totaled approximately $29,000 and $39,000 for the three and nine months ended September 30, 2023, respectively. Advertising expense was nil for the three and nine months ended September 30, 2022.

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

At September 30, 2023 and December 31, 2022, there were 3,568,916 and 3,398,916 warrants outstanding. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted net loss per share is the same as basic net loss per share for all periods presented.

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

The first SII esports championship was held at Lovely Professional University (LPU) in 2017, the second at Maharshi Dayanand University in 2018 and the third at SRM Institute of Science and Technology in 2019.  The 2020 championships were cancelled during the Covid-19 lockdowns. MOGO sponsored the 2021-2022 championships at LPU in April 2022 and again in 2023. During the period of May through December 2021, MOGO, with the help of SII and SII’s subsidiaries pursuant to their mutual contracts, organized and commercialized a total of 27 virtual esports tournaments in India. These events included inter- and intra-university competitions that reached an aggregate audience of over 450,000 viewers (most of whom were added in the last quarter of calendar year 2021, reflecting recent momentum in interest in university esports), according to SII’s YouTube channel analytics. The events in the 2023-2024 academic year began in September, including the 4-sport Conference Championships in basketball, volleyball, kabaddi, and esports. MOGO produced the esports championship.

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

During May 2023, the Company entered into an agreement to acquire the technology, assets and rights to a former online application focused on “Social Media Peer-to-Peer Challenges” (“Social App”). The Social App would focus on peer-to-peer social challenges, where active users could create challenges between themselves over any future event or action and could set their own non-monetary awards for such challenges. The Social App is also expected to permit participants to create challenges to groups of active users for charitable endeavors, as well as non-charitable promotions, and activities. As of September 30, 2023, the Company had paid $200,000 toward the purchase of the Social App and agreed to issue 400,000 shares of the Company’s common stock. In addition, the Company is committed to pay an additional amount totaling $200,000 upon the achievement of certain technological milestones related to the development of the Social App.

MOGO complies with General Data Protection Regulation (GDPR) protocols as all individual data is fully anonymized. MOGO expects to be creating extremely valuable datasets that also respect individual consent and align with future privacy standards.

Since our inception, we have incurred operating losses. Our net loss was approximately $1,846,000 and $3,550,000 for the three and nine months ended September 30, 2023, and $371,000 and $548,000 for the three and nine months ended September 30, 2022. As of September 30, 2023, we had an accumulated deficit of approximately $5,096,000. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to implement and execute our business plan and expand our business. We raised approximately $9,887,000 of net proceeds from our initial public offering (“IPO”) and private equity placement in July and September 2022 but we believe we will likely require additional capital beyond this offering if our business is to be successful.

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

In September 2023 we conducted the MOGO National Championship 2.0 event, which was a 4-sport conference championship at Lovely Professional University (LPU) in Phagwara, India. We collaborated on the event with Skyesports, who produced the event, and S8UL Esports, an Indian professional esports organization. The initial rounds were virtual events, and the top 16 universities played in front of a live audience.

Components of Statements of Operations

Revenue and Cost of Revenue

We have not generated any revenue or cost of revenue to date. We expect to generate revenue during the quarter ending December 31, 2023.

General and Administrative Expenses

General and administrative expenses consist principally of personnel costs, public filing fees, travel expenses, operating expenses for the office in Mumbai, platform, data and technology expenses, and other professional fees for consulting, legal, auditing and tax services.

Critical Accounting Estimates

We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2022 Form 10K, and that disclosure should be read in conjunction with the Quarterly Report on Form 10-Q. There have been no material changes during the three and nine months ended September 30, 2023 to our critical accounting policies, significant judgments and estimates disclosed in our Form 10K.

Results of Operations

Three and Nine months Ended September 30, 2023 compared with the Three and Nine months Ended September 30, 2022

The following table summarizes the results of our operations for each of the three month and nine month periods ended September 30, 2023 and 2022, together with the changes in those items in dollars and as a percentage:

	Three Months Ended				Nine months Ended
	September 30,		$	%	September 30,		$	%
	2023	2022	Change	Change	2023	2022	Change	Change
Revenue	$—	$—	$—	*	$—	$—	$—	*
Costs and expenses:
Cost of revenue	—	—	—	*	—	—	—	*
General and administrative	1,245,377	369,302	876,075	**	2,976,319	546,567	2,429,752	**
Sales and marketing	601,306	—	601,306	*	602,466	—	602,466	*
Total costs and expenses	1,846,683	369,302	1,477,381	**	3,578,785	546,567	3,032,218	**
Loss from operations	(1,846,683)	(369,302)	(1,477,381)	**	(3,578,785)	(546,567)	(3,032,218)	**
Interest income/(expense)	241	(1,322)	(1,081)	**	28,498	(1,322)	27,176	**
Net loss	$(1,846,442)	$(370,624)	$(1,475,818)	**	$(3,550,287)	$(547,889)	$(3,002,398)	**

*	Not meaningful

**	Change is significantly more than 100%

General and Administrative Expenses

General and administrative expenses were approximately $1,245,000 for the three months ended September 30, 2023, compared with $369,000 for the three months ended September 30, 2022. The increase in general and administrative expenses was primarily driven by an increase of approximately $272,000 in professional and consulting fees, $203,000 in compensation to U.S. personnel, $289,000 in travel, and $100,000 in expenses incurred by MOGO Pvt Ltd.

General and administrative expenses were approximately $2,976,000 for the nine months ended September 30, 2023, compared with $547,000 for the nine months ended September 30, 2022. The increase in general and administrative expenses was primarily driven by an increase of approximately $727,000 in professional and consulting fees, $690,000 in compensation to U.S. personnel, $287,000 in accounting and legal fees, $84,000 in insurance, $364,000 in travel and $257,000 in expenses incurred by MOGO Pvt Ltd.

Sales and Marketing Expenses

Sales and marketing expenses were approximately $601,000 for the three months ended September 30, 2023, compared with nil for the three months ended September 30, 2022. The increase in sales and marketing expenses was primarily driven by the MOGO National Championship 2.0 event that occurred in September 2023.

General and administrative expenses were $602,000 for the nine months ended September 30, 2023, compared with nil for the nine months ended September 30, 2022. The increase in sales and marketing expenses was primarily driven by the MOGO National Championship 2.0 event that occurred in September 2023.

Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022, we had cash and restricted cash of approximately $4,514,000 and $7,560,000, respectively.

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

Cash Flows

The following table summarizes our sources and uses of cash and restricted cash:

	Nine months Ended
	September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(2,474,935)	$(371,885)
Investing activities	(446,419)	(300,000)
Financing activities	(122,653)	9,903,204
Effect of exchange rate changes on cash and restricted cash	(1,208)	-
Net increase (decrease) in cash and restricted cash	$(3,045,215)	$9,231,319

Operating Activities

Net cash used in operating activities increased by approximately $2,103,000 for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022. The increase was primarily due to an increase in operating expenses of approximately $3,032,000 offset by changes in prepaid expenses and other current assets of $555,000, accounts payable of $284,000 and the fair value of warrants of $68,000.

Investing Activities

Net cash used in investing activities increased by approximately $146,000 for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022. The increase was due to an increase in the amount of advance payments to suppliers for software of approximately $132,000 and payments for property and equipment of approximately $14,000.

Financing activities

Net cash used in financing activities changed by approximately $10,026,000 for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022. The change was primarily due to approximately $9,950,000 of net proceeds received in the nine months ended September 30, 2022 for the issuance of common stock compared to nil proceeds in the nine months ended September 30, 2023. The additional change of approximately $76,000 was from an increase in payments on the note payable for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2023, we had a cash balance of approximately $4,514,000. While management estimates this amount is sufficient to continue with operating activities over the next 12 months, we will need to raise additional capital to fund our operations while we implement and execute our business plan and expand our business.

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

As of September 30, 2023, we had 28 full-time employees and 6 paid advisors. 20 employees are based in India. As our company grows, we plan to expand our employee base. In addition, we intend to grow by expanding our business, increasing market penetration and developing new products and services. Future growth will impose significant additional responsibilities on our management, including the need to develop and improve our existing administrative and operational systems and our financial and management controls and to identify, recruit, maintain, motivate, train, manage and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our organization, give rise to operational mistakes, loss of business opportunities, loss of employees and/or reduced productivity. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to effectively manage the expansion of employees and manage future growth.

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Document
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
101*	The following materials from Mobile Global Esports Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Extensible Business Reporting Language (iXBRL): (i) Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022, (ii) Statements of Operations (unaudited) for the nine months ended September 30, 2023 and 2022 (iii) Statement of Stockholders’ Equity (unaudited) for the nine months ended September 30, 2023 and 2022, (iv) Statements of Cash Flows (unaudited) for the nine months ended September 30, 2023 and 2022 and (v) Notes to Financial Statements (unaudited).
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE GLOBAL ESPORTS INC.

DATE: November 20, 2023	By:	/s/ David Pross
David Pross
Chief Executive Officer

MOBILE GLOBAL ESPORTS INC.

DATE: November 20, 2023	By:	/s/ Kiki Benson
Kiki Benson
Chief Financial Officer