Form 10-K
period 2023-12-31
Mobile Global Esports, Inc.
filed 2024-04-15
CIK 1886362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on a closing sale price of $0.49 per share, which was the last sale price of the common stock as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $8,130,355.

As of April 12, 2024, there were 21,236,503 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

SII is an American branding, marketing and sports promotion company that, through subsidiaries and affiliates primarily in India and Pakistan, enters into exclusive long-term arrangements with universities for the purpose of promoting, expanding and commercializing university sports programs, creating professional opportunities for university athletes and alumni and developing and marketing university and event-branded merchandise. The SII esports business, which has now been transferred to and is operated by MOGO, is the only business in India to organize and sponsor an officially-sanctioned national championship for university esports. At December 31, 2023, SII holds a 12.5% minority common share interest in MOGO, and thus has no controlling interest in MOGO.

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

The first SII esports championship was held at Lovely Professional University (LPU) in 2017, the second at Maharshi Dayanand University in 2018 and the third at SRM Institute of Science and Technology in 2019.  The 2020 championships were cancelled during the covid lockdowns. MOGO sponsored the 2021-2022 championships at LPU in April 2022. During the period of May through December 2021, MOGO, with the help of SII and SII’s subsidiaries pursuant to their mutual contracts, organized and commercialized a total of 27 virtual esports tournaments in India. These events included inter- and intra-university competitions that reached an aggregate audience of over 450,000 viewers (most of whom were added in the last quarter of calendar year 2021, reflecting recent momentum in interest in university esports), according to SII’s YouTube channel analytics. During September 2023, MOGO produced the MOGO National Championship 2.0 event, which was held at Lovely Professional University (“LPU”) in Phagwara, India. The event featured competitive play from 16 teams representing four geographic regions within India. MOGO produced the esports championship in cooperation with Elite Power Sports, which produced the national basketball, volleyball, and kabaddi university championships. Team MOGO Esports also secured victories in two competitions, held on October 28, 2023 and November 8, 2023, featuring teams from across India.

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

First Negotiation Rights: Provided MOGO complies with the Founders Agreement and secures any necessary financing, SII granted the following first negotiation rights to MOGO:

MOGO had certain rights, which lapsed on June 30, 2023, in each instance in which SII seeks to organize individual esports games or a discrete esports tournament with universities in the Territory, SII will negotiate first with MOGO to act as SII’s principal licensee, co-venturer or service provider with respect to organizing the foregoing, seeking sponsors, providing all required technology and otherwise licensing and distributing program content created in connection therewith, prior to entering into negotiations with any company to do the foregoing. This right does not pertain to “Excluded Games,” which are defined as games or tournaments that would be transmitted or streamed by brand-name networks, such as Sony Ten, NEO Sports, ESPN, DSport, DDSports, Star Sports, Fox Sports, Netflix, youtube.com, twitch.com or other identifiable linear or streaming networks. As to these and similar platforms, both MOGO and SII are free to separately negotiate and stream esports games and programing, including content licensed to MOGO by SII under these collective agreements. Rights held by SII involving competition between Pakistani and Indian teams are retained by SII, and have not been licensed to MOGO. But MOGO is free to develop its own esports content revolving around such competition.

1.	With respect to a potentially broad, long-term collaboration to develop and monetize esports involving athletes, universities in the Territory and rights pertaining to esports granted by the AIU and universities located in India to SII, commencing promptly after MOGO secures financing of at least $3,500,000 and thereafter for a period of at least 90 days, SII and MOGO shall engage in exclusive negotiations with respect to SII selecting MOGO to be its principal licensee, co-venturer or service provider with respect to SII’s monetization of the foregoing rights. There currently are no negotiations underway between SII and MOGO related to these aforementioned rights. The Supplements described below were entered into in accordance with this obligation.

Refusal Right: With respect to any individual game or tournament for which SII and MOGO do not reach an agreement pursuant to MOGO’s first negotiation rights, provided MOGO secures any necessary financing with respect thereto, SII will not accept an offer from a third party to provide the services MOGO offered to provide if the terms thereof are less favorable to SII than MOGO’s last written offer without first giving to MOGO a right of refusal. This refusal right expired on September 30, 2023, and does not pertain to Excluded Games.

Certain Restrictions on MOGO: MOGO may not directly or indirectly engage in communications or other conduct that interferes in the rights of SII or its subsidiaries under its agreements with AIU or universities in the Territory. In addition, until the second to occur of the completion of any games or tournaments undertaken by MOGO pursuant to the Founders Agreement or December 31, 2023, MOGO will not, except on behalf of, at the request of, or with the approval of SII: (i) employ or solicit the employment of any person who is then, or has been within six months prior thereto, an employee of, or advisor to, SII or its subsidiaries, or (ii) do any act or thing to cause, bring about, or induce any interference with, disturbance to, or interruption of any of the then-existing relationships of SII or its subsidiaries with any vendor, customer, client, partner, employee, licensee, licensor, consultant or supplier to SII or its subsidiaries.  These restrictions are now expired.

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

The “Term” of the Supplements commenced on September 1, 2021 and will continue until July 2029. If MOGO secures funding of at least $5,000,000 by the end of 2022 and is not in breach of the Founders Agreement or Supplements, at the option of either MOGO or Licensor, to be exercised no later than March 30, 2023, the Term will continue until December 31, 2032, which option has now expired unexercised. In any event: (i) commencing not later than one (1) year before expiration of the Term, the parties will in good faith negotiate for a potential extension of the Term prior to negotiating for similar rights with third persons; (ii) the Term may be terminated by mutual agreement of the parties; and (iii) the Term may be terminated by either party on 30 days’ prior notice if the other party breaches a material provision of the Supplemented Founders Agreement and fails to cure that breach within 90 days after receipt of a cure notice describing the breach in reasonable detail.

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

For further information, please refer to the copies of the Supplemented Founders Agreement included as Exhibits to the Company’s Amendment 3 to Form S-1 filed on February 13, 2023. The representations and warranties contained in the Supplemented Founders Agreement were made solely for the benefit of the parties to such Supplemented Founders Agreement, and should not be deemed to be a representation, warranty or covenant to you.

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

Retention of Mr. Butler, Mr. Rennert and Ms. Chang as Directors, Technology for MOGO

On October 21, 2021, MOGO entered into a binding Memorandum of Understanding, whereby it retained the team of Gregory Butler, Anthony Rennert and Martha Chang (hereinafter the “Team”) as consultants, to act as its Directors, Technology for MOGO.

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

Initial consideration paid under this Agreement consists of the issuance of 1,000,000 Warrants to acquire Common stock of MOGO at an exercise price of $1.00 per share, exercisable on or before December 15, 2026. 250,000 of these warrants were issued to the Team and declared vested immediately, in exchange for execution of the Consulting Agreement (the “Agreement”) and for 2021 services rendered. An additional 62,500 warrants were vested on April 1, 2022, in recognition of the quarterly vesting schedule.

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

On December 13, 2021, MOGO entered into a software licensing agreement (the “Software Agreement”) with Artemis Ave, LLC, a software development and licensing company owned by the Team referenced above. Artemis has developed the software for a live esports platform. The Software Agreement grants to MOGO a non-exclusive, non-transferable license to use the Artemis gaming software. The software agreement calls for a $50,000 payment as a security deposit upon beginning use of the software, and a provision for equal sharing of savings Artemis provides to MOGO as compared to costs charged by other commercially available solutions. MOGO will pay all third-party vendors for services provided, such as cloud services, hosting services and software subscriptions. The License Software Agreement continues for a year and automatically renews yearly thereafter, unless either party terminates the agreement.

MOGO Core Platform Agreement with Artemis Avenue, LLC

In a second document, entitled Memorandum of Understanding, (the “Memorandum”), by and between MOGO and Artemis Ave, LLC, the parties agreed to use Artemis’s services to develop for MOGO a new Core Platform. These services include ideation, architecture and development services, licensing of Artemis’ platform, and integration of third-party software. The Memorandum provides that Artemis will supply integrated use of Artemis’ EVE proprietary transcoding via its platform. EVE transcoding is a codec agnostic process that reduces file size by at least 50% with no file degradation. This project was in progress and we have invested $1,025,000 in software-in-progress through December 31, 2022. As of December 31, 2023, the project has been suspended pending further analysis of software developments, including features and performance feasibility in the esports market.

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

Kim Meltzer. Ms. Meltzer is a 30-year veteran in the event, hotel and hospitality industry, producing more than 500 corporate, entertainment, pharmaceutical, technology and esports events. In January 2023, Ms. Meltzer provided gaming services for the Company through December 2023. The Company became obligated to issue Ms. Meltzer a warrant to purchase 60,000 shares of the Company’s common stock in January 2023 at an exercise price of $3.00 per share, which will vest quarterly over one year, and expire in January 2033.

Rishi Jaitly. Mr. Jaitly provided strategic services to the Company from November 2022 through October 2023.  He is a widely-known visionary with deep experience in the United States and Asia at the intersection of technology and media. The Company became obligated in January 2023 to issue Mr. Jaitly a warrant to purchase 75,000 shares of the Company’s common stock at an exercise price of $3.00 per share, which vest quarterly over one year, and expire in January 2033.

Item 1A. Risk Factors

RISK FACTORS

Investing in our Common Stock involves a high degree of risk. Before deciding whether to invest in our Common Stock, you should consider carefully the risks and uncertainties and assumptions discussed under the heading “Risk Factors” and elsewhere in this document. There may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results. If any of these risks occurs, our business, business prospects, financial condition or results of operations could be seriously harmed, and this could cause the trading price of our Common Stock to decline, resulting in a loss of all or part of your investment. Please also read carefully the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

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

We rely on information technology and other systems and services provided by third parties Any failures, errors, defects or disruptions in these systems or services could diminish our brand and reputation, subject us to liability, disrupt our business and adversely affect our operating results and growth prospects. The third-party platforms upon which these systems and software are made available could contain undetected errors.

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

Our technology infrastructure is critical to the performance of our offerings and to user satisfaction. However, the systems on which we will rely, may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. Further, we may be subject to cyber-attacks and we may find it difficult to protect our systems, data and user information and to prevent outages, data or information loss, fraud, security breaches. We may in the future experience website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. Such disruptions from unauthorized access, fraudulent manipulation, tampering with our computer systems and technological infrastructure, or those of third parties, could result in a wide range of negative outcomes, each of which could materially adversely affect our business, financial condition, results of operations and/or prospects.

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

Mobile Global Esports (“MOGO” or “Mogo,” or the “Company”) was organized in March of 2021 to carry on and expand an esports business (the “Business”) started by Sports Industry of India (“SII”), in 2016. Through a series of contracts, the rights to the Business were assigned to MOGO by SII and its affiliates beginning in August of 2021. We are in the process of expanding this Business, but to date we do not have significant revenues. Despite some six years of operations, the Business has many of the risks of a new business because the entire industry of esports is so new and still in many ways undefined. You should consider the Company’s prospects in light of the costs, uncertainties, delays, and difficulties frequently encountered by companies in this early stage of development. In particular, you should consider that we cannot provide assurance that we will be able to:

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

As of December 31, 2023, we had a cash balance, of approximately $3,175,000. While management estimates this amount is sufficient to continue with operating activities over the next 18-24 months, we will need to raise additional capital to fund our operations while we implement and execute our business plan and expand our business.

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

As of December 31, 2023, we had 16 full-time employees. The employees in India work a majority of their time to organize events for our operations in India. Of the 16-member team, 2 are located in the US and14 are located in India. As our company grows, we plan to expand our employee base. In addition, we intend to grow by expanding our business, increasing market penetration and developing new products and services. Future growth will impose significant additional responsibilities on our management, including the need to develop and improve our existing administrative and operational systems and our financial and management controls and to identify, recruit, maintain, motivate, train, manage and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our organization, give rise to operational mistakes, loss of business opportunities, loss of employees and/or reduced productivity. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to effectively manage the expansion of employees and manage future growth.

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

Further, in the current environment of rising inflation and rising interest rates, disposable income is being reduced in our markets, resulting in the likelihood of reduced revenues flowing to our business.

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

As of December 31, 2023, our officers, directors and more than 5% shareholders own in the aggregate approximately 32.3% of our outstanding Common Stock. As a result, when acting together, although such individuals will not have a controlling interest in our Company, they still will have a significant impact on the election of our directors and in determining the outcome of any corporate action, including corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and influence could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

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

On December 22, 2022, the NASDAQ Staff notified the Company that its common stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive business days as required by the Listing Rules of The Nasdaq Stock Market. But on January 20, 2023, NASDAQ Staff determined that for the previous 10 consecutive business days, from January 5, 2023 to January 19, 2023, the closing bid price of the Company’s common stock had been at $1.00 per share or greater. Accordingly, the Company had re-satisfied the NASDQ minimum bid price of $1.00 per share under Listing Rule 5810(c)(3)(A). This rule provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 31 consecutive business days.

However, we received a further letter from NASDAQ on April 10, 2023, again notifying us that we failed to meet the Listing Rules of the Nasdaq Stock Market and our common shares were at risk of being removed from the NASDAQ. On October 12, 2023, the Company received notification from the NASDAQ confirming the Company has been granted an additional 180 calendar day period, or until April 8, 2024, to regain compliance under its minimum $1.00 bid price per share requirement. If delisted, the Company would be forced to list its shares on the Over The Counter (“OTC”) market and seek later to re-list on the NASDAQ Exchange. The OTC market has significantly less liquidity than the NASDAQ Market. There is no assurance that if delisted at some point in the future from the NASDAQ, the Company would later be able to re-list on the NASDAQ.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We believe cybersecurity is critical to advancing our technological advancements. As an esports company, we face a multitude of cybersecurity threats that range from attacks common to most industries, such as ransomware and denial-of service. Our customers, suppliers, subcontractors, and business partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance, and results of operations. These cybersecurity threats and related risks make it imperative that we expend resources on cybersecurity.

Our Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. The full Board retains oversight of cybersecurity because of its importance. We have implemented a governance structure and processes to assess, identify, manage, and report cybersecurity risks.

We work on assessing cybersecurity risk and on policies and practices aimed at mitigating these risks. We believe we are positioned to meet the requirements of the SEC. Assessing, identifying, and managing cybersecurity related risks are factored into our overall business approach.

We rely heavily on our supply chain to deliver our products and services, and a cybersecurity incident at a supplier, subcontractor or business partner could materially adversely impact us. We require that our subcontractors report cybersecurity incidents to us so that we can assess the impact of the incident on us. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See “Risk Factors” for a discussion of cybersecurity risks.

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

Holders

As of April 12, 2024, there were 28 record holders of our common stock, based upon information received from our transfer agent. However, the number of holders of record does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies, and so we are unable to estimate the total number of shareholders represented by record holders.

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

Sale of Unregistered Securities

Except as previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, (incorporated herein by reference) we had no sales of unregistered equity securities during the year ended December 31, 2023.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis, and elsewhere in this Annual Report on 10-K.

Objective

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the years ended December 31, 2023 and 2022 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2023, as compared to the year ended December 31, 2022. This discussion should be read in conjunction with our consolidated financial statements for the years ended December 31, 2023 and 2022 and the related information included elsewhere in this annual report on Form 10-K.

Overview of 2023

Mobile Global Esports Inc. (“MOGO Inc” or “Mogo Inc”) was organized in March of 2021 to expand an esports business created by Sports Industry of India (“SII”), and conducted since 2016. Through a series of contracts, the rights to the business were assigned to MOGO by SII and its affiliates beginning in October of 2021. MOGO is now expanding the business created by SII, which is focused on the growing esports industry. The Indian market for esports, and particularly university esports events in India, represent, in management’s opinion, one of the largest and fastest growing esports markets in the world. During 2022, MOGO Inc acquired a 99% ownership stake in MOGO Esports Private Limited (“MOGO Pvt Ltd”). The consolidated financial statements include the accounts of MOGO Inc and its majority owned subsidiary, MOGO Pvt Ltd (collectively, the “Company” or “MOGO”).

The SII esports business, which has now been transferred to and is operated by MOGO, is the only business in India to organize and sponsor an officially-sanctioned national championship for university esports. As of December 31, 2023, SII holds a 12.5% minority common share interest in MOGO, but has no controlling interest in MOGO.

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

We remain a pre-revenue, early development-stage company. Our 2023 financial results reflect our investment in building our infrastructure for revenue-producing initiatives, our game platform and our commercial data capabilities.

Since our inception, we have incurred operating losses. Our comprehensive loss was approximately $6,784,000 and $1,286,000 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, we had an accumulated deficit of approximately $8,323,000 and $1,549,000, respectively. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to implement and execute our business plan and expand our business. We raised approximately $9,842,000 of net proceeds from a combination of our initial public offering (“IPO”) and private equity placement in July and September 2022 but we will require additional capital beyond these offerings in the future to complete our business plan.

Components of Consolidated Statements of Operations

Revenue and Cost of Revenue

We have generated minimal revenue and cost of revenue to date.

General and Administrative Expenses

General and administrative expenses consist principally of employee compensation, event marketing and development fees, insurance expense, public listing fees, and other professional fees for consulting, legal, auditing and tax services.

Sales and Marketing Expenses

Sales and marketing costs consist principally of expenses associated with Esport events sponsored by the Company.

Impairment Expense

Impairment expense consists of the write-off of the costs of software development projects that have been abandoned.

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022,

The following table summarizes the results of our operations:

	2023	2022	$ Change	% Change
Revenue	$4,962	$—	$4,962	*
Costs and expenses:
Cost of revenue	—	—	—	*
General and administrative	4,320,090	1,286,362	3,033,728	**
Sales and marketing	673,068	—	673,068	*
Impairment expense	1,817,739	—	1,817,739	*
Total costs and expenses	6,810,897	1,286,362	5,524,535	**
Loss from operations	(6,805,935)	(1,286,362)	(5,519,573)	**
Interest income (expense), net	26,679	(1,322)	28,001	**
Net loss	$(6,779,256)	$(1,287,684)	$(5,491,572)	**

*	Not meaningful

**	Change is significantly more than 100%

General and Administrative Expenses

General and administrative expenses were $4,320,090 for the year ended December 31, 2023, compared to $1,286,362 for the year ended December 31, 2022. The increase of $3,033,728 was primarily due to the increase in payroll and related expenses, travel expense, insurance expense, board stipend expense, public company filing fees, and other professional fees for consulting, legal, auditing and tax services.

Sales and Marketing Expenses

Sales and marketing expenses were $673,068 for the year ended December 31, 2023, compared to nil for the year ended December 31, 2022. The increase was primarily related to event sponsorships and social media advertising costs incurred during 2023.

Impairment Expense

During 2023, we recorded a write-off of the costs of software development projects that we are no longer pursuing, resulting in an impairment charge of $1,817,739. We had no impairment charges in 2022.

Liquidity and Capital Resources

As of December 31, 2023 and December 31, 2022, we had cash and restricted cash of $3,174,703 and $7,559,674, respectively.

We have financed our operations through the issuance of common stock and common stock with warrants. In July 2022, we issued 1,725,000 shares of common stock and 172,500 warrants for total gross proceeds of $6,900,000 through an initial public offering (“IPO”). We received net proceeds after commissions, fees and expenses of approximately $5,465,000, with $500,000 of these funds originally held in an escrow account for our benefit. During November 2022, $480,000 of the escrow funds were released from escrow and in 2023 the remaining $20,000 of escrow funds were released. In September 2022, we issued 1,886,793 shares of common stock along with 1,886,793 warrants, for total gross proceeds of $5,000,001 through a private equity placement (hereinafter “PIPE”). We received net proceeds after commissions, fees and expenses of approximately $4,377,000.

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

Cash Flows

Operating Activities

Net cash used in operating activities for the year ended 2023 was $3,573,736 compared to $1,444,130 for the year ended December 31, 2022. The increase in cash used in operations of approximately $2,130,000 was primarily due to an increase in net loss of approximately $5,492,000 offset by non-cash charges of impairment expense of approximately $1,818,000, write-off of note receivable of $70,000, common stock and warrants issued for services of approximately $453,000, and a $972,000 net decrease in the change in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $650,077 compared to $1,042,664 for the year ended December 31, 2022. The increase of approximately $393,000 was primarily due to a $464,000 decrease in cash payments to suppliers for software offset by $70,000 issued for a note receivable.

Financing activities

Net cash provided by (used in) financing activities for the year ended December 31, 2023 was ($160,558) compared to $9,810,709 for the year ended December 31, 2022. The change of approximately $9,971,000 was primarily due to $11,900,000 of gross proceeds received from common stock less $1,995,000 of stock issuance costs paid in 2022 compared to nil in 2023 and $67,000 of additional principal payments on note payable in 2023 compared to 2022.

Contractual Obligations and Commitments

During October 2022, we entered into three separate lease agreements in India for office space through MOGO Pvt Ltd. The lease agreements are each for a term of 3 years but can be terminated by the landlord or us after 2 years under the terms of the lease arrangements. At December 31, 2023, the total fixed lease payments for these leases is approximately $116,000.

From time to time, we may be involved in various litigation matters, which arise in the ordinary course of business. There is currently no litigation that we believe will have a material impact on the financial position of the Company.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these consolidated financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date the consolidated financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements includes a summary of the significant accounting policies we used to prepare our consolidated financial statements. We have discussion the selection and disclosure of our critical accounting policies and estimates with our Audit Committee. The following is a review of our most significant policies and estimates.

Liquidity and Going Concern

The Company’s operations are subject to certain risks and uncertainties, including, among others, the Company’s need for additional financing, the ability to attract mobile esports users and viewers to the Company’s offerings, the challenges of establishing a business in India, and reliance on key members of management.

The accompanying financial statements have been prepared on the basis that assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history, has incurred operating losses to date, and expects to incur operating losses for the foreseeable future. In addition, the Company may be unable to generate significant revenue within the next year or generate sufficient cash flows to continue its operations. The Company has approximately $3,175,000 of cash and an accumulated deficit of $8,322,769 as of December 31, 2023. Management believes that the Company’s current cash on hand combined with the projected cash flows for the next 12 months will be sufficient to continue the Company’s operations for at least the 12 months. However, the failure of the Company to achieve its business objectives could have a material adverse effect on the Company’s results of operations and could require the Company to need additional equity or debt financing to continue its operations. These conditions, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Long-Lived Assets

The Company reviews long-lived assets for realizability on an ongoing basis. Changes in depreciation and amortization, generally accelerated depreciation and variable amortization, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change. The Company also reviews for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. In those circumstances, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists. When testing for asset impairment, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. Any impairment loss is calculated as the excess of the asset’s carrying value over its estimated fair value. Fair value is estimated based on the discounted cash flows for the asset group over the remaining useful life or based on the expected cash proceeds for the asset less costs of disposal. Any impairment losses would be recorded in the consolidated statements of operations. During 2023, the Company recorded an impairment loss of approximately $1,818,000.

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

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. As further discussed below, we have identified material weaknesses in the effectiveness, design and operation of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The Company’s management, including the chief executive officer and chief financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

As of December 31, 2023, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1. We lack the necessary corporate accounting resources to maintain adequate segregation of duties.

2. We did not perform an effective risk assessment or monitor internal controls over financial reporting or our cyber security environment.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management’s report in this annual report.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and ages of all of our directors and executive officers as of December 31, 2023. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position
Marco Welch	69	Chairman
David Pross	71	Co-Founder, CEO and Corporate Secretary
Kiki Benson	63	Chief Financial Officer
Jay Madan	57	Director
Jim Knopf	59	Director
Willy Verhaegen	82	Director
Alexander Alexandrov	40	Director

The following are biographical summaries of those individuals who serve as our executive officers and directors:

Marco Welch, Chairman. Mr. Welch has over 30 years of investment banking experience and was the owner of the commodities firm, BD Alpha3 Corp., where he has served as a consultant for more than the past five years. BD Alpha3 Corp is not currently active. As a specialist on the Chicago Stock Exchange, he held Series 3, 7 and 63 licenses. In addition, he was CMO for Cabrera Capital, where he marketed a $10 billion bond deal for the State of Illinois. This was the largest bond deal in the state’s history. Previously, he was CMO for Medtech Detect. Mr. Welch was classically trained at The Chicago Conservatory College.

David Pross, Co-Founder, Chief Executive Officer and Company Secretary. Mr. Pross is an international business development specialist with experience in consumer products and media. MOGO is his fourth new business initiative in India. For the last five years, and in fact from 2015, through April 2021, he has been employed by SII, first as vice president, business development, and then as a senior advisor, assisting the company in developing financial projections and business plans in India. In April of 2021 he became the Chief Executive Officer of MOGO.

Prior to earning his MA and MBA degrees, Mr. Pross earned his BA in political science/international relations from the College of Wooster and studied at the American University of Beirut. He has lived in Lahore, Cairo, Beirut, New Delhi and Geneva.

Kiki Benson, Chief Financial Officer. Ms. Benson is an experienced financial professional with a diverse background as controller of Temenos USA, a bank software company, as an accountant with Newgistics, an e-commerce development company, and Nanogen, an advanced microelectronics and molecular biology platform company. Ms. Benson was also a division controller with NEC Technologies, a provider of software-based enterprise telecommunications. Ms. Benson was the corporate controller for LUSA Holdings from January 2013 to January 2020, a financial operations consultant for Bridgepoint Consulting from January 2020 to January 2021 and is currently the statutory controller of the North American region since August 2020 for Temenos, Inc. Ms. Benson earned her BS and MBA (finance/accounting) at Northern Illinois University.

Jay Madan, Director. Mr. Madan is an advisor, board member and operational executive with 30 years combined top-management consulting and C-suite experience in the biotechnology, life sciences and technology industries. Mr. Madan founded Innovate Biopharmaceuticals, Inc. in 2012, where he served as president and chief business officer, took the company public in 2018 (Nasdaq: INNT) and merged it with RDD Pharma in 2020 to create the GI-focused 9 Meters Biopharma, Inc. (Nasdaq: NMTR).  At Innovate Biopharmaceuticals, Mr. Madan was also the interim principal accounting officer and principal financial officer from March 2018 through June 2020.  Mr. Madan served on the board of directors of Innovate Biopharmaceuticals from January 2018 through April 2020.   Since May 2020, Mr. Madan has been an advisor to OakLabs GmbH, a Berlin-based precision medicine company, and the CEO of OakLife Ai Biopharma, Inc, a spin-off from OakLabs. He holds a BS in chemical engineering from the University of Mumbai and pursued an MS in chemical engineering from Washington State University.

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

Willy Verhaegen, Director. Mr. Verhaegen officially retired as a financial advisor in Antwerp, Belgium in 2000. Mr. Verhaegen is a non-resident Belgian citizen. He started his career as a private banker and then founded his own financial consulting company, W. P. Verhaegen & Associates. The company became one of the leading financial consulting firms in Belgium, specializing in niche financial markets and real estate investments in Spain, Switzerland, the Canary Islands, Canada and the United States. He also founded ROGIB, which was the largest real estate investment trust in Belgium. In his retirement, Mr. Verhaegen continues to serve as a managing director for a privately-owned real estate company, Arboo BV, and consults on an informal basis on current political, economic and financial trends with long-time contacts in his business network. He earned a degree in finance and economics from the University of Antwerp.

Alexander Alexandrov, Director. Mr. Alexandrov is a Los-Angeles based director and cinematographer with a global clientele, including Lexus, Harley-Davidson, Ford, Land Rover Toyota, DeLorean, Tiffany, Vogue, Nikon, Sony, Nike SB, Columbia, UniQlo, Marc Jacobs, Alexander McQueen, Smirnoff, Beats by Dre, Amazon, Mercedes-Benz and many others. He has been self-employed as director and cinematographer since 2008.

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

Based upon a review of the copies of such reports furnished to us during fiscal year 2023 and written representations from our executive officers and directors, we believe that during the 2023 fiscal year, the officers, directors and holders of more than 10% of our Common Stock complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation.

We are a “smaller reporting company” and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies.

During 2023 and 2022, we paid our Chief Executive Officer (“CEO”), Mr. Pross, and our Chief Financial Officer (“CFO”), Ms. Benson approximately $227,000 and $63,500 and $91,000 and $25,000, respectively. There were no other Named Executive Officers of the Company in 2023 or 2022.

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

Item 12. Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of April 12, 2024, or as otherwise set forth below, with respect to the beneficial ownership of our common stock (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each of our directors and our executive officers. As of April 12, 2024, we had 21,236,503 shares of common stock outstanding.

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

Name of Beneficial Owner	Shares Beneficially Owned	Percent Ownership
Principal Stockholders:
Armistice Capital Master Fund, Ltd.**	1,886,793	8.9%
Sports Industry of India	2,650,000	12.5%
Directors and Named Executive Officers:
David Pross, CEO and Secretary	650,000	3.1%
Kiki Benson, CFO	100,000	*
Marco Welch, Chairman, Director	20,000	*
Jay Madan, Director	300,000	1.4%
James Knopf, Director	50,000	*
Willy Verhaegen, Director	140,000	*
Alexander Alexandrov, Director	20,000	*

All directors and executive officers as a group (7 persons)	1,280,000	6.0%

*	Represents beneficial ownership of less than 1% of the shares of common stock outstanding

**	Armistice Capital Master Fund, Ltd. (the “Master Fund”), is a Cayman Islands exempted company, and may be deemed to be indirectly beneficially owned by Armistice Capital, LLC (“Armistice”), as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice. Armistice and Steven Boyd disclaim beneficial ownership of the reported securities except to the extent of their respective pecuniary interest therein.

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

Certain Related Party Transactions

Set forth below is information in which the amount involved exceeds 1% of the average of our total assets at December 31, 2023 and 2022:

During 2022, MOGO wired payments totaling $134,000 to SII’s operating subsidiary in India, Elite Sports India Pvt. Ltd., to cover MOGO’s share of the expenses to organize and promote certain university esports events in India conducted by MOGO with SII’s assistance under the provisions of the licensing and consulting agreements between MOGO and SII.  These expenses included social media coverage, prize pool, event host, judging, recording and staff expenses, and represented expenditures in the ordinary course of business. As of December 31, 2023 and 2022, MOGO Pvt Ltd owed SII approximately nil and $18,000, respectively.

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

Item 14. Principal Accountant Fees and Services

The Company paid its auditor, Mercurius & Associates LLP (formerly “AJSH & Co LLP”) aggregate fees including expenses of approximately $285,000 and $147,000 in 2023 and 2022, respectively. The fees paid were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for the issuance of consents and review of documents filed with the Securities and Exchange Commission (“SEC”).

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statement Schedules. See Index to Financial Statements in the separate section of this Annual Report on Form 10-K, beginning on page F-1.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(2)	Financial Statement Schedules

Required information is included in the notes to the consolidated financial statements

(3)	Exhibits

See Exhibit Index below

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Mobile Global Esports Inc. as currently in effect, incorporated herein by reference to Exhibit 3.1 to Form S-1 Registration Statement filed on December 23, 2021
3.2	Bylaws of Mobile Global Esports Inc. as currently in effect, incorporated herein by reference to Exhibit 3.2 to Form S-1 Registration Statement filed on December 23, 2021
4.1	Form of Common Stock Warrant, incorporated herein by reference to Exhibit 4.1 to Form 8-K Report filed on September 23, 2022
4.2	Form of Warrant issued to WestPark Capital, Inc. pursuant to the Engagement Agreement dated September 20, 2022 between the registrant and WestPark Capital, Inc., incorporated herein by reference to Exhibit 4.2 to Form 8-K Report filed on September 23, 2022
4.3	Description of Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 incorporated herein by reference to Exhibit 4.3 to Form 10-K filed on April 14, 2023.
10.1	Securities Purchase Agreement dated September 20, 2022, between the registrant and an institutional and accredited investor, incorporated herein by reference to Exhibit 10.1 to Form 8-K Report filed on September 23, 2022
10.2	Registration Rights Agreement dated September 20, 2022, between the registrant and an institutional and accredited investor, incorporated herein by reference to Exhibit 10.2 to Form 8-K Report filed on September 23, 2022
23.1*	Consent of Mercurius & Associates LLP
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1**	Clawback Policy
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of the Exchange Act

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mobile Global Esports Inc.

Date: April 15, 2024	By:	/s/ Sunny Bhandarkar
	Name:	Sunny Bhandarkar
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Sunny Bhandarkar	Director and Chief Executive Officer	April 15, 2024
Sunny Bhandarkar	(Principal Executive Officer)

/s/ Mark Keeley	Chief Financial Officer Consultant	April 15, 2024
Mark Keeley	(Principal Financial and Accounting Officer Consultant)

/s/ Jim Knopf	Director	April 15, 2024
Jim Knopf

/s/ Willy Verhaegen	Director	April 15, 2024
Willy Verhaegen

/s/ Alexander Alexandrov	Director	April 15, 2024
Alexander Alexandrov

Mobile Global Esports Inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Mobile Global Esports, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mobile Global Esports, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2023, and December 31, 2022, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows, for the years ended December 31, 2023, and December 31, 2022, and the related notes (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and December 31, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the Financial Statements, the Company has an accumulated deficit of $8,322,769 and $1,549,388 as of December 31, 2023, and December 31, 2022, respectively and the Company has incurred operating losses to date and expects to incur operating losses for the foreseeable future. Further, the Company may be unable to generate significant revenue within the next year or generate sufficient cash flows to continue its operations. These conditions raise substantial doubt about the uncertainty in the Company’s ability to continue as a going concern. Management’s plans regarding this uncertainty are also described in the Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relates.

As discussed in the Note 12 of the consolidated financial statements, the Company had given an Advance to Supplier of USD 1,025,000 as on December 31, 2022 for the development of an Esports Platform (i.e. software development project) and during the year ended December 31, 2023, an additional payment of USD 248,739 was given to the supplier for development of such platform. As of December 31, 2023, MOGO’s management has evaluated the costs and benefits of such software development project and determined that the software will not functionally, or cost effectively meet the Company’s needs. Consequently, Management has halted all development and testing of the software, has no plans to place it into production, and considers it of no value to the Company at this time.

Further, during the month of May 2023, the Company entered into an agreement with a supplier to acquire the intellectual property for an application under development (i.e. the application). At December 31, 2023, the Company had paid the supplier $313,500 in cash towards the purchase of the application and issued the supplier 400,000 shares of the Company’s common stock at total value of $231,000. However, as disclosed in the note 12 of the consolidated financial statements, the Company has cancelled the agreement after determining that sufficient progress had not been made by the developer and does not currently expect to receive any benefit from the costs incurred to develop this product. Therefore, the Company recorded an impairment charge in 2023 of approximately $544,000 for the costs incurred for the Application.

Based on Management’s assessment, the total carrying amounts of USD 1,817,739 paid to abovementioned suppliers in respect of such software development project and the application has been impaired/written off in the books of accounts as it has been determined by the Management that such software will not functionally, or cost effectively meet the Company’s need and does not currently expect to receive any benefit from the costs incurred in respect of such application

The principal considerations for our determination that performing procedures relating to the Management’s assessment of recognizing such expenses for the amount paid for software development project and for acquisition of the application is a critical audit matter (i) involved significant judgment by management when developing such software; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions/judgements related to future economic benefit of such software and application.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures includes (i) understanding the management’s assessment that the software will not functionally, or cost effectively meet the Company’s needs; (ii) discussed underlying management’s assumption for impairment/write off (iii) evaluating the reasonableness of the significant judgement made by the Management.

/s/ Mercurius & Associates LLP

Mercurius & Associates LLP

(Formerly known as AJSH & Co LLP)

We have served as the Company’s auditor since 2021.

New Delhi, India

Date: 04/15/2024

MOBILE GLOBAL ESPORTS INC.

Consolidated Balance Sheets

As of December 31, 2023 and 2022

		December 31,	December 31,
	Note	2023	2022

Assets
Current assets:
Cash		$3,174,703	$7,539,674
Prepaid expenses		93,127	113,247
Other current assets	3	-	480,000
Total current assets		3,267,830	8,132,921
Restricted cash		-	20,000
Property and equipment, net	4	29,632	16,822
Advances to suppliers	5	-	1,025,000
Operating lease right of use asset	6	103,812	54,634
Other long-term assets		20,070	7,424
Total assets		$3,421,344	$9,256,801

Liabilities
Current liabilities:
Accounts payable and accrued expenses	7	$152,423	$80,960
Related party payable	8	-	17,763
Operating lease liabilities, current	6	54,509	16,786
Note payable	9	65,040	92,307
Total current liabilities		271,972	207,816
Operating lease liabilities, long term	6	52,166	38,452
Total liabilities		324,138	246,268
Commitments and contingencies	12
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding		-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 21,191,593 and 20,421,593 shares issued and outstanding		2,119	2,042
Additional paid-in capital		11,427,419	10,557,136
Accumulated deficit		(8,322,769)	(1,549,388)
Accumulated other comprehensive income (loss)		(3,032)	1,399

Total stockholders’ equity - Mobile Global Esports Inc.		3,103,737	9,011,189
Non-controlling interest		(6,531)	(656)
Total stockholders’ equity		3,097,206	9,010,533
Total liabilities and stockholders’ equity		$3,421,344	$9,256,801

The accompanying footnotes are an integral part of these consolidated financial statements.

MOBILE GLOBAL ESPORTS INC.

Consolidated Statements of Operations

For the years ended December 31, 2023 and 2022

		Year Ended	Year Ended
	Note	December 31, 2023	December 31, 2022

Revenue	2	$4,962	$-

Cost of revenue		-	-

Gross profit		4,962	-

Operating expenses:
General and administrative expenses	13	4,320,090	1,286,362
Sales and marketing expenses	14	673,068	-
Impairment expense	5	1,817,739	-
Total operating expenses		6,810,897	1,286,362

Profit/Loss from operations		(6,805,935)	(1,286,362)

Interest income		28,656	-
Interest expense		(1,977)	(1,322)

Net loss before income taxes		(6,779,256)	(1,287,684)

Income tax expense		-	-

Net profit/loss		$(6,779,256)	$(1,287,684)

Net loss - non-controlling interest		$(5,875)	$(656)
Net loss attributable to Mobile Global Esports Inc.		$(6,773,381)	$(1,287,028)

Net loss per share attributable to common stockholders, basic and diluted		$(0.32)	$(0.07)

Weighted average common shares outstanding, basic and diluted		21,009,374	18,054,095

Comprehensive loss:
Net loss		(6,779,256)	(1,287,684)
Unrealized loss on foreign currency translation		(4,431)	1,399

Total comprehensive loss		$(6,783,687)	$(1,286,285)
Comprehensive loss attributable to non-controlling interest		(5,875)	(656)
Comprehensive loss - Mobile Global Esports Inc.		(6,777,812)	(1,285,629)

The accompanying footnotes are an integral part of these consolidated financial statements.

MOBILE GLOBAL ESPORTS INC.

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2023 and 2022

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Interest	Equity
Balance, December 31, 2021	16,809,800	$1,681	$530,065	$(262,360)	$-	$-	$269,386

Issuance of common stock from initial public offering, net of stock issuance costs	1,725,000	172	5,464,761	-	-	-	5,464,933

Issuance of common stock from private placement, net of stock issuance costs	1,886,793	189	2,283,390	-	-	-	2,283,579

Fair value of warrants issued with common stock	-	-	2,093,000	-	-	-	2,093,000

Fair value of warrants issued for services	-	-	185,920	-	-	-	185,920

Other comprehensive gain	-	-	-	-	1,399	-	1,399

Net loss	-	-	-	(1,287,028)	-	(656)	(1,287,684)

Balance, December 31, 2022	20,421,593	2,042	10,557,136	(1,549,388)	1,399	(656)	9,010,533

Fair value of warrants issued for services	-	-	276,920	-	-	-	276,920

Issuance of common stock for services	770,000	77	593,363	-	-	-	593,440

Fair value of warrants issued with common stock*	-	-	-	-	-	-	-

Other comprehensive loss	-	-	-	-	(4,431)	-	(4,431)

Net loss	-	-	-	(6,773,381)	-	(5,875)	(6,779,256)

Balance, December 31, 2023	21,191,593	$2,119	$11,427,419	$(8,322,769)	$(3,032)	$(6,531)	$3,097,206

The accompanying footnotes are an integral part of these consolidated financial statements.

MOBILE GLOBAL ESPORTS INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2023 and 2022

	Year Ended
	December 31, 2023	December 31, 2022

Cash flows from operating activities
Net loss	$(6,779,256)	$(1,287,684)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation	5,674	35
Write-off of note receivable	70,000	-
Impairment expense	1,817,739	-
Fair value of warrants issued for services	276,920	185,920
Common stock issued for services	362,440	-
Amortization of right of use assets	46,173	3,379
Changes in operating assets and liabilities:
Prepaid expenses	149,502	76,554
Other current assets	480,000	(480,000)
Other assets	(12,557)	(7,806)
Accounts payable and accrued expenses	71,375	49,539
Related party payable	(17,820)	18,677
Operating lease liabilities	(43,926)	(2,744)

Net cash used in operating activities	(3,573,736)	(1,444,130)

Cash flows from investing activities

Advances to suppliers for software	(560,593)	(1,025,000)
Issuance of note receivable	(70,000)	-
Payments for property and equipment	(19,484)	(17,664)

Net cash used in investing activities	(650,077)	(1,042,664)
Cash flows from financing activities
Issuance of common stock	-	11,900,001
Payment of deferred offering costs	-	-
Payment of stock issuance costs	-	(1,995,491)
Repayment of note payable	(160,558)	(93,801)

Net cash provided by (used in) financing activities	(160,558)	9,810,709

Effect of exchange rate changes on cash and restricted cash	(600)	(2,443)

Net increase in cash and restricted cash	(4,384,971)	7,321,472

Cash and restricted cash as of beginning of period	7,559,674	238,202

Cash and restricted cash as of end of period	$3,174,703	$7,559,674

Supplemental disclosure of cash flow information

Cash paid for interest	$1,977	$1,322

Supplemental disclosure of non-cash investing and financing activity

Deferred offering costs reclassified to stock issuance costs	$-	$62,998

Stock issued for advances to suppliers	$231,000	$-

Right of use assets obtained on operating lease commencement	$94,841	$60,824

Note payable issued for prepaid insurance policy	$133,291	$186,108

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

During July 2022, MOGO Esports Private Limited (“MOGO Pvt Ltd”) was established and incorporated in India by certain shareholders of MOGO Inc. During November 2022, MOGO Inc acquired approximately 99% of MOGO Pvt Ltd. Prior to October 2022, MOGO Pvt Ltd had limited activity. During October 2022, MOGO Pvt Ltd increased its activity and began operating for the benefit of the Company. The Company determined that MOGO Pvt Ltd was a variable interest entity and it was the primary beneficiary of MOGO Pvt Ltd prior to acquiring 99% of MOGO Pvt Ltd in November 2022. Therefore, the Company has included the results of MOGO Pvt Ltd in its consolidated financial statements from July 13, 2022 (inception of MOGO Pvt Ltd) through December 31, 2022. MOGO Pvt Ltd comprised approximately 5.4% and 1.4% of the Company’s total assets as of December 31, 2023 and 2022 and 7.2% and 4.2% of the Company’s net loss for the years ended December 31, 2023 and 2022, respectively.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of MOGO Inc and its majority owned subsidiary, MOGO Pvt Ltd (collectively, the “Company”). MOGO Inc owns a 99% controlling interest in MOGO Pvt Ltd. The value of the non-controlling interest in MOGO Pvt Ltd is immaterial.

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

Liquidity and Going Concern

The Company’s operations are subject to certain risks and uncertainties, including, among others, the Company’s need for additional financing, the ability to attract mobile esports users and viewers to the Company’s offerings, the challenges of establishing a business in India, and reliance on key members of management.

The accompanying financial statements have been prepared on the basis that assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history, has incurred operating losses to date, and expects to incur operating losses for the foreseeable future. In addition, the Company may be unable to generate significant revenue within the next year or generate sufficient cash flows to continue its operations. The Company has approximately $3,175,000 of cash and an accumulated deficit of $8,322,769 as of December 31, 2023. Management believes that the Company’s current cash on hand combined with the projected cash flows for the next 12 months will be sufficient to continue the Company’s operations for at least the 12 months. However, the failure of the Company to achieve its business objectives could have a material adverse effect on the Company’s results of operations and could require the Company to need additional equity or debt financing to continue its operations. These conditions, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, amounts held in escrow and all highly-liquid debt instruments with original maturities of three months or less. As December 31, 2023 and 2022, the Company did not have any cash equivalents.

Restricted Cash

At December 31, 2022, the Company has $20,000 of the funds received from the initial public offering held in an escrow account, which is included in Restricted Cash on the consolidated balance sheet. At December 31, 2023, these funds were released from escrow and are no longer restricted.

Property and Equipment

Property and equipment, net, is stated at cost and consists of furniture and fixtures and office and computer equipment. Depreciation is computed over the estimated useful lives of the assets, generally three to ten years, using the straight-line method. Expenditures for maintenance and repairs are charged to operations; major expenditures for renewals and betterments are capitalized and depreciated over their useful lives. Leasehold improvements are amortized over the lesser of the asset life or the life of the lease.

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

Long-Lived Assets

The Company reviews long-lived assets for realizability on an ongoing basis. Changes in depreciation and amortization, generally accelerated depreciation and variable amortization, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change. The Company also reviews for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. In those circumstances, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists. When testing for asset impairment, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. Any impairment loss is calculated as the excess of the asset’s carrying value over its estimated fair value. Fair value is estimated based on the discounted cash flows for the asset group over the remaining useful life or based on the expected cash proceeds for the asset less costs of disposal. Any impairment losses would be recorded in the consolidated statements of operations. During 2023, the Company recorded an impairment loss of approximately $1,818,000. See Note 6.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash, notes receivable, accounts payable and accrued expenses, related party payable, and note payable, the carrying amounts approximate their fair values due to their short maturities.

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

Note 2 – Summary of Significant Accounting Policies (continued)

At December 31, 2023 and 2022, the Company did not identify any assets or liabilities required to be presented on the balance sheet at fair value.

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

Revenue

The Company records revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer

●	Step 2: Identify the performance obligations in the contract

●	Step 3: Determine the transaction price

●	Step 4: Allocate the transaction price to the performance obligations in the contract

●	Step 5: Recognize revenue when the company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, the Company assesses the promised goods or services in the contract and identifies each distinct promised good or service.

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified as distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both.

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company evaluates any noncash consideration, consideration payable to the customer, potential returns and refunds, and whether consideration contains a significant financing element in determining the transaction price.

Revenue is measured based on consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a service to its customer.

During 2023, the Company entered into certain agreements with DDN Producciones Sociedad Anonima (“DDN”) related to the production and sponsorship of a certain esports event that occurred during 2023 in Costa Rica. The Company agreed to pay $100,000 for sponsorship of the event and collaborated with DDN to help produce the event. The Company and DDN agreed to a revenue sharing arrangement for the event and the Company received revenue of approximately $5,000 from this event. The Company does not expect to receive any further revenue from this event.

Note 2 – Summary of Significant Accounting Policies (continued)

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

Segments

The Company has one reportable segment, which is the development of esports. At December 31, 2023 and 2022, 94.6% and 98.6% of the Company’s consolidated total assets are located within the United States of America.

Recent Accounting Pronouncements

During 2023, the Company adopted Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Financial Instruments-Credit Losses. ASU 2016-13 requires organizations to measure all expected credit losses for instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance is applicable for the Company’s note receivable. However, the adoption of ASU 2016-13 did not have a material impact to the Company’s valuation of its note receivable.

Note 3 – Other Current Assets

Other current assets as of December 31, 2022 consist of $480,000 paid to a party as advance payment for potential future services. No services were provided by the party as of December 31, 2023, and the $480,000 was refunded to the Company in June 2023 with interest of $24,000. As of December 31, 2023, the amount was nil.

Note 4 – Property and Equipment

Property and equipment consisted of the following as of:

	December 31, 2023	December 31, 2022
Furniture and fixtures	13,967	10,889
Office and computer equipment	21,413	5,968
Accumulated depreciation	(5,748)	(35)
Property and equipment, net	29,632	16,822

Depreciation expense was approximately $5,700 and nil for the years ended December 31, 2023 and 2022, respectively.

Note 5 – Advances to Suppliers and Impairment

During 2023 and 2022, the Company has made payments for the creation of a software platform (“Platform”) and mobile application (“App”), which had not been placed in service as of December 31, 2023. At December 31, 2023, the Company had discontinued the development of both the Platform and the App and does not currently expect to receive any benefit from the costs incurred to develop these products. Therefore, the Company has recorded an impairment charge for the entire amount of costs incurred for these products, which was approximately $1,818,000. At December 31, 2022, the Company had capitalized approximately $1,025,000 as Advances to Suppliers. See Note 12.

Note 6 – Leases

The Company has office leases in India that are classified as operating leases. These leases commenced in October 2022 and have a term of three years. During January 2023, the Company leased a godown (which is a warehouse) in Borivali (East), Mumbai. This lease has a term of 33 months. The Company used its expected incremental borrowing rate of 10.0% in determining the value of the right-of-use asset and lease liability associated with these leases. The cash paid for operating leases for the years ended December 31, 2023 and 2022 approximated $46,000 and $3,600 and the operating lease cost recorded in the Consolidated Statements of Operations and Comprehensive Loss approximated $49,000 and $5,000, respectively. The weighted average remaining lease term for the operating leases was 2.1 years and the weighted average discount rate was 10.0%.

The maturities of the operating lease liabilities as of December 31, 2023 are as follows:

2024	$62,067
2025	54,002

Total	116,069
Less imputed interest	(9,394)

Present value of operating lease liabilities	$106,675

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	December 31, 2023	December 31, 2022
Accounts payable	$94,397	$453
Accrued consulting and professional fees	-	60,937
Other accrued expenses	58,026	19,570
Total	$152,423	$80,960

Note 8 – Related Party Transactions

Included in related party payable at December 31, 2022 is $17,763 due to Sports Industry of India, Inc., a stockholder of the Company. This amount was repaid in 2023.

During the 2023 and 2022, the Company’s Board of Directors earned a total board stipend of $96,000 and $18,000, respectively. At December 31, 2022, the board stipend for the first quarter of 2023 was included in prepaid expenses and other assets. During 2023, the Company paid the Board Chairman $10,000 for additional consulting services provided.

During 2023, the Company paid $30,000 to a company for planning and consulting services. The Company’s current Chief Executive Officer was a board member of this company until June 2023.

During 2023, the Company issued 200,000 shares of common stock to an individual who is the CEO of Social Outlier. The Company paid Social Outlier approximately $424,000.

Note 9 – Note Payable

During August 2023, the Company entered into an agreement with a financing institution for payment of certain of the Company’s insurance policies. The financing agreement is payable over a ten-month period ending May 2024 with monthly payments of principal and interest (8.75%) totaling $13,294 per month. At December 31, 2023, approximately $65,000 of principal is outstanding under this agreement, and $93,000 is recorded in prepaid expenses.

During July 2022, the Company entered into an agreement with a financing institution for payment of certain of the Company’s insurance policies. The financing agreement was payable over a twelve-month period ending June 2023 with monthly payments of principal and interest totaling $15,848 per month. At December 31, 2022, approximately $92,000 of principal was outstanding under this agreement, and the same amount was included in prepaid expenses. This agreement was paid off in June 2023.

Note 10 - Stockholders’ Equity

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of $0.0001 par value preferred stock. At December 31, 2023 and 2022, there were nil shares issued and outstanding.

Common Stock

The Company has authorized the issuance of 100,000,000 shares of $0.0001 par value common stock. At December 31, 2023 and 2022, there were 21,191,593 and 20,421,593 shares issued and outstanding, respectively.

During the year ended December 31, 2023, the Company issued 350,000 and 420,000 shares of common stock to consultants and a supplier for fair value of approximately $362,000 and $231,000, respectively. The 420,000 shares of common stock were recorded as part of the Advances to Suppliers as of December 31, 2023.

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

Warrants

During the year ended December 31, 2023, the Company issued warrants (“2023 Consultant Warrants”) to purchase up to 170,000 shares of the Company’s common stock in exchange for the provision of services. The 2023 Consultant Warrants have an exercise price of $3.00 per share, expire 6 years from the date of issuance, with 25% vested in the first quarter of 2023 and the remaining shares vest quarterly through December 31, 2023.

Note 10 - Stockholders’ Equity (continued)

The Company utilized the Black-Scholes option-pricing model to value the warrants issued and the estimated fair value of the 2023 Consultant Warrants was $91,000, which was recognized as expense in 2023.

The following table summarizes the assumptions used for estimating the fair value of the 2023 Consultant Warrants issued:

Expected dividend yield	-
Risk-free interest rate	3.99%
Expected volatility	100%
Expected life (years)	6

At December 31, 2023, the Company had the following warrants outstanding:

	Outstanding	Ex Price	Exercisable	Ex Price
2021 Consultant Warrants	1,000,000	$1.00	750,000	$1.00
IPO Warrants	172,500	$6.60	172,500	$6.60
PIPE Warrants	1,886,793	$2.90	1,886,793	$2.90
Placement Agent Warrants	339,623	$2.92	339,623	$2.92
2023 Consultant Warrants	170,000	$3.00	170,000	$3.00
Total Warrants	3,568,916		3,318,916

During 2021, the Company issued warrants (“2021 Consultant Warrants”) to three individuals (“Consultants”) that are advising the Company on developing, establishing, operating, commercializing, marketing, promoting, and expanding the Company’s esports business with an aim to commercialize esports tournaments, esports sponsorships, esports advertising revenues, esports merchandise revenues, esports broadcast revenues, esports video revenues, esports game development and marketing and distribution revenues, and all other manner of esports revenue streams for the benefit of the Company. The 2021 Consultant Warrants have an exercise price of $1.00 share and expire in five years with 250,000 of these warrants vested immediately and the balance of 750,000 warrants having provisions making the vesting contingent on the Consultants’ performance in meeting goals and milestones set quarterly by the Company. Specifically, the Company will consult with the Consultants and reach agreement on the Consultants’ goals and milestones at the beginning of each calendar quarter. Out of the 750,000 unvested warrants, 62,500 warrants vest at the end of each quarter, beginning with the quarter ended March 31, 2022, provided in the Company’s judgement the Consultants have made satisfactory progress over the course of the quarter in meeting set goals and milestones. 62,500 each of these warrants vested on March 31, 2022, June 30, 2022, September 30, 2022, December 31, 2022, June 30, 2023, September 30, 2023 and December 31, 2023. Any 2021 Consultant Warrants not vested on their designated end of quarter vesting date expire.

Note 10 - Stockholders’ Equity (continued)

The following table summarizes the assumptions used for estimating the fair value of the IPO Warrants issued in 2022:

Expected dividend yield	-
Risk-free interest rate	2.89%
Expected volatility	100%
Expected life (years)	5

The following table summarizes the assumptions used for estimating the fair value of the PIPE Warrants and Placement Agent Warrants issued in 2022:

Expected dividend yield	-
Risk-free interest rate	3.96%
Expected volatility	100%
Expected life (years)	5

The fair value of the 2023 Consultant Warrants and 2021 Consultant Warrants are being amortized to expense over their vesting period. The Company recorded total expense of approximately $277,000 and $186,000 for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, the unamortized warrant expense was approximately $186,000, which will be amortized into expense through a weighted-average period of 0.6 years.

Note 11 – Income Taxes

Significant components of the Company’s noncurrent deferred tax assets and liabilities as of December 31, consist of the following:

	2023	2022

Deferred tax assets:
Net operating loss carryforwards	$1,623,000	$330,400
Capitalzed software – IRC 174	441,000	-
Other assets	10,000	-
Valuation allowance	(2,074,000)	(311,000)

Total deferred tax assets, noncurrent	-	19,400

Deferred tax liabilities:
Advance to supplier	-	9,200
Other	-	10,200

Total deferred tax liabilities, noncurrent	-	19,400

Total net deferred tax assets and liabilities	$-	$-

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

Note 11 – Income Taxes (continued)

Income taxes computed at the statutory federal income tax rate of 21% are reconciled to the provision for income taxes as follows:

	2023		2022
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings

Income tax benefit at statutory rate	$(1,424,000)	21.0%	$(270,400)	21.0%
State income taxes, net of federal benefit	(336,000)	5.0%	(73,100)	5.7%
Nondeductible expenses	73,000	(1.1)%	50,100	(3.9)%
Foreign rate differential	(25,000)	0.3%	22,800	(1.8)%
Other	(52,000)	0.8%	-	-
Change in valuation allowance	$1,764,000	(26.0)%	$270,600	(21.0)%

Provision for income tax benefit	$-	0.0%	$-	0.0%

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

At December 31, 2023 and 2022, the Company has provided a full valuation allowance against its net deferred assets in the United States (“U.S.”) and India tax jurisdictions, since realization of these benefits is not more likely than not. The valuation allowance increased approximately $1,764,000 and $270,600 in 2023 and 2022, respectively. At December 31, 2023, the Company had U.S. federal net operating loss carryforwards of approximately $5,402,000, which will carry forward indefinitely. At December 31, 2023, the Company had U.S. state net operating loss carryforwards of approximately $5,101,000, of which $164,000 will carry forward indefinitely and $4,937,000 will begin to expire in 2041. At December 31, 2023, the Company had foreign net operating loss carryforwards of approximately $544,000, which begin to expire in 2030.

The Company had no unrecognized tax benefits as of December 31, 2023 and 2022. The Company does not anticipate a significant change in total unrecognized tax benefits within the next 12 months. Tax years 2021 to 2022 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 12 – Commitments and Contingencies

Legal

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

Advances to Suppliers

The Company entered into a commitment with a supplier for the development of an Esports Platform for total cost of $1,200,000. At December 31, 2023, the Company had paid the supplier 100% of the commitment amount plus an additional amount approximating $74,000. At December 31, 2023, the Company had discontinued the development of the Esports Platform and does not currently expect to receive any benefit from the costs incurred to develop this product. Therefore, the Company recorded an impairment charge in 2023 of approximately $1,274,000 for the costs incurred for the Esports Platform.

During May 2023, the Company entered into an agreement with a supplier to acquire the intellectual property for an App under development. At December 31, 2023, the Company had paid the supplier approximately $313,000 in cash toward the purchase of the App and issued the supplier 400,000 shares of the Company’s common stock at total value of $231,000. The Company was committed to pay the supplier an additional amount totaling $200,000 upon the achievement of certain technological milestones related to the development of the App. However, the Company has cancelled the agreement after determining that sufficient progress had not been made by the developer and does not currently expect to receive any benefit from the costs incurred to develop this product. Therefore, the Company recorded an impairment charge in 2023 of approximately $544,000 for the costs incurred for the App.

Note 13 – General and Administrative Expense

General and administrative costs are expensed as incurred and primarily include personnel costs in the U.S. and India, public filing fees, travel expenses, contractor fees, and professional fees.

Note 14 – Sales and Marketing Expense

Sales and marketing costs are expensed as incurred and include expenses associated with Esport events sponsored by the Company, including the MOGO National Championship 2.0, which occurred in September 2023. The Company expenses advertising costs as incurred. Advertising expense consists primarily of event sponsorships and social media advertising and totaled approximately $673,000 for the year ended December 31, 2023. Advertising expense was nil for the year ended December 31, 2022.

During 2023, the Company entered into certain agreements with Elite 4 Conferences (“E4C”) related to the production and sponsorship of certain conference championship events that occurred during 2023 in India (“2023 Championship”). The Company agreed to pay $100,000 for sponsorship of the events and collaborated with E4C to help produce the esports segment of the events. The Company and E4C agreed to a revenue sharing arrangement for the events, however, there was no significant revenue generated from the events and the Company did not receive any revenue from the events.

Note 15 – Net Loss Per Share

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

At December 31, 2023 and 2022, there were 3,568,916 and 3,398,916 warrants outstanding, respectively. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted net loss per share is the same as basic net loss per share for all periods presented.

Note 16 – Subsequent Events

In January 2024, Sunny Bhandarkar replaced David Pross as the Chief Executive Officer and Kiki Benson’s title was changed from Chief Financial Officer to Chief Accountant.

In March 2024, Sunny Bhandarkar replaced Jay Madan on the Board of Directors.

In April 2024, Marco Welch resigned as the Chairman of the Board of Directors.

In April 2024, the Company agreed to pay its former Chief of Staff $67,500 for the balance owed on his employment contract.

Following the Company’s October 12, 2023 notification from the NASDAQ confirming the Company has been granted an additional 180 calendar day period, or until April 8, 2024, to regain compliance under its minimum $1.00 bid price per share requirement, the additional 180 calendar day grant period has expired as of the date of this filing and the Company has not complied with its minimum bid price per share requirement. Following its delisting, the Company will be forced to list its shares on the Over The Counter (“OTC”) market.