Form 10-Q
period 2024-03-31
Mobile Global Esports, Inc.
filed 2024-05-20
CIK 1886362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2024

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	MGAM	OTC Pink Sheets

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

As of May 17, 2024, there were 21,236,503 shares of the registrant’s common stock outstanding.

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

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes from the risk factors previously disclosed therein, except as set in the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. The forward-looking statements in this Quarterly Report are only predictions, and we may not actually achieve the plans, intentions or expectations included in our forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward- looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MOBILE GLOBAL ESPORTS INC.

Condensed Balance Sheets

		March 31,	December 31,
		2024	2023
	Note	(unaudited)	(audited)
Assets
Current assets:
Cash		$2,769,620	$3,174,703
Prepaid expenses		124,820	93,127
Total current assets		2,894,440	3,267,830
Property and equipment, net	3	31,930	29,632
Operating lease right of use asset	4	89,634	103,812
Other long-term assets		19,558	20,070
Total assets		$3,035,562	$3,421,344

Liabilities
Current liabilities:
Accounts payable and accrued expenses	5	$329,635	$152,423
Related party payable	6	62,395	-
Operating lease liabilities, current	4	55,965	54,509
Note payable	7	26,300	65,040
Total current liabilities		474,295	271,972
Operating lease liabilities, long term		36,508	52,166
Total liabilities		510,803	324,138
Commitments and contingencies	9
Stockholders’ equity	8
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding		-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 21,191,593 shares issued and outstanding		2,119	2,119
Additional paid-in capital		11,473,899	11,427,419
Accumulated deficit		(8,940,015)	(8,322,769)
Accumulated other comprehensive loss		(3,332)	(3,032)

Total stockholders' equity - Mobile Global Esports Inc.		2,532,671	3,103,737
Non-controlling interest		(7,912)	(6,531)
Total stockholders’ equity		2,524,759	3,097,206
Total liabilities and stockholders' equity		$3,035,562	$3,421,344

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2024 and 2023

		Three Months	Three Months
		Ended	Ended
	Note	March 31, 2024	March 31, 2023

Revenue		$-	$-

Cost of revenue		-	-

Gross profit		-	-

Operating expenses:
Research and development expenses		-	-
General and administrative expenses	10	617,374	815,731
Total operating expenses		617,374	815,731

Loss from operations		(617,374)	(815,731)

Interest income		129	3,647
Interest expense		(1,382)	-

Net loss before income taxes		(618,627)	(812,084)

Income tax expense		-	-

Net loss		$(618,627)	$(812,084)

Net loss - non-controlling interest		$(1,381)	$(992)
Net loss attributable to Mobile Global Esports Inc.		$(617,246)	$(811,092)

Net loss per share attributable to common stockholders, basic and diluted		$(0.03)	$(0.04)

Weighted average common shares outstanding, basic and diluted		20,421,593	20,421,593

Comprehensive loss:
Net loss		(618,627)	(812,084)
Unrealized loss on foreign currency translation		(300)	(57)

Total comprehensive loss		$(618,927)	$(812,141)
Comprehensive loss attributable to non-controlling interest		(1,381)	(992)
Comprehensive loss - Mobile Global Esports Inc.		(617,546)	(811,149)

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Condensed Statements of Stockholders’ Equity (Unaudited)

For the three months ended March 31, 2024 and 2023

					Accumulated
	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Interest	Equity

Balance, December 31, 2023	21,191,593	$2,119	$11,427,419	$(8,322,769)	$(3,032)	$(6,531)	$3,097,206

Fair value of warrants issued for services	-	-	46,480	-	-	-	46,480

Other comprehensive loss	-	-	-	-	(300)	-	(300)

Net loss	-	-	-	(617,246)	-	(1,381)	(618,627)

Balance, March 31, 2024	21,191,593	$2,119	$11,473,899	$(8,940,015)	$(3,332)	$(7,912)	$2,524,759

Balance, December 31, 2022	20,421,593	$2,042	$10,557,136	$(1,549,388)	$1,399	$(656)	$9,010,533

Fair value of warrants issued for services	-	-	72,480	-	-	-	72,480

Other comprehensive loss	-	-	-	-	(57)	-	(57)

Net loss	-	-	-	(811,092)	-	(992)	(812,084)

Balance, March 31, 2023	20,421,593	$2,042	$10,629,616	$(2,360,480)	$1,342	$(1,648)	$8,270,872

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three Months	Three Months
	Ended	Ended
	March 31, 2024	March 31, 2023

Cash flows from operating activities

Net loss	$(618,627)	$(812,084)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	2,794	991
Fair value of warrants issued for services	46,480	72,480
Amortization of right of use assets	12,934	8,999
Changes in operating assets and liabilities:
Prepaid expenses	(31,828)	20,602
Other current assets	-	(100,000)
Other assets	263	(12,347)
Accounts payable and accrued expenses	177,655	141,808
Related party payable	62,618	613
Operating lease liabilities	(12,921)	(8,829)

Net cash used by operating activities	(360,632)	(687,767)

Cash flows from investing activities

Advances to supplier for software	-	(16,074)
Payments for property and equipment	(5,469)	(13,410)
Net cash used in investing activities	(5,469)	(29,484)
Cash flows from financing activities
Repayment of note payable	(38,740)	(47,545)
Net cash provided by financing activities	(38,740)	(47,545)
Effect of exchange rate changes on cash and restricted cash	(242)	(405)
Net increase in cash and restricted cash	(405,083)	(765,201)

Cash and restricted cash as of beginning of period	3,174,703	7,559,674
Cash and restricted cash as of end of period	$2,769,620	$6,794,473
Supplemental disclosure of cash flow information
Right of use assets obtained on operating lease commencement	$-	$95,264

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023 (unaudited)

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

During July 2022, MOGO Esports Private Limited (“MOGO Pvt Ltd”) was established and incorporated in India by certain shareholders of MOGO Inc. During November 2022, MOGO Inc acquired approximately 99% of MOGO Pvt Ltd. MOGO Pvt Ltd comprised approximately 4.7% and 5.4% of the Company’s total assets as of March 31, 2024 and December 31, 2023, and 18.7% and 10.2% of the Company’s net loss for the three months ended March 31, 2024 and 2023, respectively.

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

Interim financial statements

The unaudited condensed financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024.

Liquidity and Going Concern

The Company’s operations are subject to certain risks and uncertainties, including, among others, the Company’s need for additional financing, the ability to attract mobile esports users and viewers to the Company’s offerings, the challenges of establishing a business in India, and reliance on key members of management.

The accompanying financial statements have been prepared on the basis that assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history, has incurred operating losses to date, and expects to incur operating losses for the foreseeable future. In addition, the Company has had significant management turnover in the past year, which could negatively impact the Company’s ability to achieve its strategic direction. Furthermore, the Company may be unable to generate significant revenue within the next year or generate sufficient cash flows to continue its operations. The Company has a new Chief Executive Officer and is working with other consultants and its board of directors to operate the Company. Management believes the current team has the necessary experience to achieve its goals. The Company has $2.8 million of cash and an accumulated deficit of $8.9 million as of March 31, 2024. Management believes that the Company’s current cash on hand combined with the projected cash flows for the next 12 months will be sufficient to continue the Company’s operations for at least the 12 months. However, the failure of the Company to achieve its business objectives could have a material adverse effect on the Company’s results of operations and could require the Company to need additional equity or debt financing to continue its operations. These conditions, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023 (unaudited)

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

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, amounts held in escrow and all highly-liquid debt instruments with original maturities of three months or less. At March 31, 2024 and December 31, 2023, the Company did not have any cash equivalents.

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

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023 (unaudited)

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

At March 31, 2024 and December 31, 2023, the Company did not identify any assets or liabilities required to be presented on the balance sheet at fair value.

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

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023 (unaudited)

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

Segments

The Company has one reportable segment, which is the development of esports. At March 31, 2024 and December 31, 2023, 95.3% and 94.6% of the Company’s consolidated total assets are located within the United States of America.

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

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023 (unaudited)

Note 3 – Property and Equipment

Property and equipment consisted of the following as of:

	March 31, 2024	December 31, 2023
Furniture and fixtures	14,090	13,967
Office and computer equipment	26,334	21,413
Accumulated depreciation	(8,494)	(5,748)
Property and equipment, net	31,930	29,632

Depreciation expense was approximately $2,800 and $1,000 for the three months ended March 31, 2024 and 2023.

Note 4 – Leases

The Company has office leases in India that are classified as operating leases. These leases commenced in October 2022 and have a term of three years. During January 2023, the Company leased a godown (which is a warehouse) in Borivali (East), Mumbai. This lease has a term of 33 months. The Company used its expected incremental borrowing rate of 10.0% in determining the value of the right-of-use asset and lease liability associated with these leases. The cash paid for operating leases for the three months ended March 31, 2024 and 2023 approximated $15,400 and $11,700 and the operating lease cost recorded in the Consolidated Statements of Operations and Comprehensive Loss approximated $15,400 and $12,300, respectively. At March 31, 2024, the weighted average remaining lease term for the operating leases was 1.7 years and the weighted average discount rate was 10.0%.

The maturities of the operating lease liabilities as of March 31, 2024 are as follows:

April 1, 2024 – December 31, 2024	$46,638
2025	54,002

Total	100,640
Less imputed interest	(8,167)

Present value of operating lease liabilities	$92,473

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023 (unaudited)

Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	March 31, 2024	December 31, 2023
Accounts payable	$152,969	$94,397
Accrued consulting and professional fees	101,500	-
Other accrued expenses	75,166	58,026
Total	$329,635	$152,423

Note 6 – Related Party Transactions

Included in related party payable as of March 31, 2024 was approximately $62,000, which was loaned to the Company by the Company’s Chief Executive Officer (“CEO”) and another stockholder. This amount was repaid in May 2024.

During the three months ended March 31, 2024 and 2023, the Company incurred a total of $30,000 and $18,000 for the quarterly board stipend payable to the Board of Directors for services provided.

During the three months ended March 31, 2024, the Company paid a stockholder $12,000 for consulting services.

During the three months ended March 31, 2023, the Company incurred sponsorship expenses of approximately $24,000 with an entity that shares common ownership with Sports Industry of India, Inc., a stockholder of the Company.

Note 7 – Note Payable

During August 2023, the Company entered into an agreement with a financing institution for payment of certain of the Company’s insurance policies. The financing agreement is payable over a ten-month period ending May 2024 with monthly payments of principal and interest (8.75%) totaling $13,294 per month. At March 31, 2024, approximately $26,000 of principal is outstanding under this agreement, and $53,000 is included in prepaid expenses.

Note 8 – Stockholders’ Equity

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of $0.0001 par value preferred stock. At March 31, 2024 and December 31, 2023, there were nil shares issued and outstanding.

Common Stock

The Company has authorized the issuance of 100,000,000 shares of $0.0001 par value common stock. At March 31, 2024 and December 31, 2023, there were 21,191,593 shares issued and outstanding.

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

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023 (unaudited)

The Company utilized the Black-Scholes option-pricing model to value the warrants issued and the estimated fair value of the 2023 Consultant Warrants was $91,000, with $26,000 recognized as expense for the three months ended March 31, 2023.

The following table summarizes the assumptions used for estimating the fair value of the 2023 Consultant Warrants issued:

Expected dividend yield	-
Risk-free interest rate	3.99%
Expected volatility	100%
Expected life (years)	6

At March 31, 2024, the Company had the following warrants outstanding:

	Outstanding	Ex Price	Exercisable	Ex Price
2021 Consultant Warrants	1,000,000	$1.00	812,500	$1.00
IPO Warrants	172,500	$6.60	172,500	$6.60
PIPE Warrants	1,886,793	$2.90	1,886,793	$2.90
Placement Agent Warrants	339,623	$2.92	339,623	$2.92
2023 Consultant Warrants	170,000	$3.00	170,000	$3.00
Total Warrants	3,568,916		3,381,416

The 2021 Consultant Warrants were granted to three individuals (“Consultants”) that are advising the Company on developing, establishing, operating, commercializing, marketing, promoting, and expanding the Company’s esports business with an aim to commercialize esports tournaments, esports sponsorships, esports advertising revenues, esports merchandise revenues, esports broadcast revenues, esports video revenues, esports game development and marketing and distribution revenues, and all other manner of esports revenue streams for the benefit of the Company. The Consultant Warrants have an exercise price of $1.00 share and expire in five years with 250,000 of these warrants vested immediately and the balance of 750,000 warrants having provisions making the vesting contingent on the Consultants’ performance in meeting goals and milestones set quarterly by the Company. Specifically, the Company will consult with the Consultants and reach agreement on the Consultants’ goals and milestones at the beginning of each calendar quarter. Out of the 750,000 unvested warrants, 62,500 warrants vest at the end of each quarter, beginning with the quarter ended March 31, 2022, provided in the Company’s judgement the Consultants have made satisfactory progress over the course of the quarter in meeting set goals and milestones. At March 31, 2024, 812,500 of these warrants were vested. Any 2021 Consultant Warrants not vested on their designated end of quarter vesting date expire.

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

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023 (unaudited)

The fair value of the 2023 Consultant Warrants and 2021 Consultant Warrants are being amortized to expense over their vesting period. The Company recorded total expense of approximately $46,000 and $72,000 during the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, the unamortized warrant expense was approximately $139,000, which will be amortized into expense through a weighted-average period of 0.5 years.

Note 9 – Commitments and Contingencies

Legal

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business. There is currently no litigation that management believes will have a material impact on the financial position of the Company.

Other Commitments

In April 2024, the Company paid its former Chief of Staff $67,500 for the balance owed on his employment contract. At March 31, 2024, this amount was included in accounts payable and accrued expenses.

Note 10 – General and Administrative Expense

General and administrative costs are expensed as incurred and primarily include personnel costs in the U.S. and India, public filing fees, travel expenses, contractor fees, and professional fees.

Note 11 – Net Loss Per Share

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

At March 31, 2024 and December 31, 2023, there were 3,568,916 warrants outstanding. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted net loss per share is the same as basic net loss per share for all periods presented.

Note 12 – Subsequent Events

On April 11, 2023, the Company received written notice (the “Notice”) from the , the Nasdaq Listing Qualifications Staff (the “Staff”) of the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that the bid price for the Company’s common stock (the “Common Stock”), for the last 30 consecutive business days, had closed below the minimum $1.00 per share and, as a result, the Company was not in compliance with the $1.00 minimum bid price requirement for the continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). The Company was provided an initial period of 180 calendar days, or until October 9, 2023 to regain compliance with the Minimum Bid Price Rule. Subsequently, on October 10, 2023, the Company was provided an additional 180 calendar day compliance period, or until April 8, 2024 to regain compliance.

On April 9, 2024, the Staff notified the Company that it had not regained compliance with Listing Rule 5550(a)(2) (the “Delisting Determination”). On April 18, 2024, the Company’s common stock was suspended from trading on the Nasdaq Capital Market. The Company’s common stock currently trades on the Over The Counter (“OTC”) Pink Sheets.

On April 4, 2024, the Company’s Board Chairman resigned is position. However, the former Board Chairman is continuing to work with the Company as a consultant.

On May 1, 2024, the Company’s Chief Financial Officer resigned from the Company.

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

SII is an American branding, marketing and sports promotion company that, through subsidiaries and affiliates primarily in India and Pakistan, enters into exclusive long-term arrangements with universities for the purpose of promoting, expanding and commercializing university sports programs, creating professional opportunities for university athletes and alumni and developing and marketing university and event-branded merchandise. The SII esports business, which has now been transferred to and is operated by MOGO, is the only business in India to organize and sponsor an officially-sanctioned national championship for university esports. At March 31, 2024, SII holds a 12.5% minority common share interest in MOGO, and thus has no controlling interest in MOGO.

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

Recent Events

On April 11, 2023, we received written notice (the “Notice”) from the , the Nasdaq Listing Qualifications Staff (the “Staff”) of the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that the bid price for the Company’s common stock (the “Common Stock”), for the last 30 consecutive business days, had closed below the minimum $1.00 per share and, as a result, the Company was not in compliance with the $1.00 minimum bid price requirement for the continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). We were provided an initial period of 180 calendar days, or until October 9, 2023 to regain compliance with the Minimum Bid Price Rule. Subsequently, on October 10, 2023, we were provided an additional 180 calendar day compliance period, or until April 8, 2024 to regain compliance.

On April 9, 2024, the Staff notified us that we had not regained compliance with Listing Rule 5550(a)(2) (the “Delisting Determination”). On April 18, 2024, our common stock was suspended from trading on the Nasdaq Capital Market. Our stock currently trades on the OTC Pink Sheets.

Components of Statements of Operations

Revenue and Cost of Revenue

We have not generated any significant revenue or cost of revenue to date.

General and Administrative Expenses

General and administrative expenses consist principally of personnel costs, public filing fees, travel expenses, operating expenses for the office in Mumbai, and other professional fees for consulting, legal, auditing and tax services.

Critical Accounting Estimates

We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2023 Form 10K, and that disclosure should be read in conjunction with the Quarterly Report on Form 10-Q. There have been no material changes during the three months ended March 31, 2024 to our critical accounting policies, significant judgments and estimates disclosed in our Form 10K.

Results of Operations

Three months Ended March 31, 2024 compared with the Three months Ended March 31, 2023

The following table summarizes the results of our operations for the three month period ended March 31, 2024 and 2023, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	March 31,		$	%
	2024	2023	Change	Change
Revenue	$—	$—	$—	*
Costs and expenses:
Cost of revenue	—	—	—	*
General and administrative	617,374	815,731	(198,357)	**
Total costs and expenses	617,374	815,731	(198,357)	**
Loss from operations	(617,374)	(815,731)	198,357	**
Interest income	129	3,647	(3,518)	**
Interest expense	(1,382)	-	(1,382)	*
Net loss	$(618,627)	$(812,084)	$193,457	**

*	Not meaningful

**	Change is significantly more than 100%

General and Administrative Expenses

General and administrative expenses were approximately $617,000 for the three months ended March 31, 2024, compared with $816,000 for the three months ended March 31, 2023. The decrease in general and administrative expenses was primarily driven by an increase of approximately $272,000 in professional and consulting fees, $203,000 in compensation to U.S. personnel, $289,000 in travel, and $100,000 in expenses incurred by MOGO Pvt Ltd.

General and administrative expenses were approximately $2,976,000 for the nine months ended September 30, 2023, compared with $547,000 for the nine months ended September 30, 2022. The increase in general and administrative expenses was primarily driven by a decrease of approximately $68,000 in accounting, legal and consulting fees and $127,000 in compensation to U.S. personnel.

Liquidity and Capital Resources

As of March 31, 2024 and December 31, 2023, we had cash of approximately $2,770,000 and $3,175,000, respectively.

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

Funding Requirements

We believe we may need to raise additional funding to meet our cash, operational and liquidity requirements for at least 12 months after the date of this quarterly report.

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

Cash Flows

The following table summarizes our sources and uses of cash:

	Three months Ended
	March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(360,632)	$(687,767)
Investing activities	(5,469)	(29,484)
Financing activities	(38,740)	(47,545)
Effect of exchange rate changes on cash and restricted cash	(242)	(405)
Net increase (decrease) in cash	$(405,083)	$(765,201)

Operating Activities

Net cash used in operating activities decreased by approximately $327,000 for the three months ended March 31, 2024 compared with the three months ended March 31, 2023. The decrease was primarily due to a decrease in net loss of approximately $193,000 and a decrease in the change in other current assets of $100,000.

Investing Activities

Net cash used in investing activities decreased by approximately $24,000 for the three months ended March 31, 2024 compared with the three months ended March 31, 2023. The decrease was due to a decrease in the amount of payments for property, equipment and software.

Financing activities

Net cash used in financing activities changed by approximately $9,000 for the three months ended March 31, 2024 compared with the three months ended March 31, 2023. The change was due to a decrease in payments on the note payable for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this quarterly report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1. We lack the necessary corporate accounting resources to maintain adequate segregation of duties.

2. We did not perform an effective risk assessment or monitor internal controls over financial reporting or our cyber security environment.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

We are not currently subject to any legal proceedings or claims, however, we may become subject to legal proceedings and claims arising in connection with the normal course of our business.

Item 1A. Risk Factors.

RISK FACTORS

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes from the risk factors previously disclosed therein, except as set forth below;

We will require additional financing in order to implement and execute our business plan, and we cannot be certain that such additional financing will be available on reasonable terms when required, or at all.

As of March 31, 2024, we had a cash balance of approximately $2,770,000. We believe we may need to raise additional funding to meet our cash, operational and liquidity requirements to continue operating for at least 12 months after the date of this quarterly report.

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

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Document
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
101*	The following materials from Mobile Global Esports Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Extensible Business Reporting Language (iXBRL): (i) Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023, (ii) Statements of Operations (unaudited) for the three months ended March 31, 2024 and 2023, (iii) Statements of Cash Flows (unaudited) for the three months ended March 31, 2024 and 2023 and (iv) Notes to Financial Statements (unaudited).
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE GLOBAL ESPORTS INC.

DATE: May 20, 2024	By:	/s/ Sunny Bhandarkar
Sunny Bhandarkar
Chief Executive Officer

MOBILE GLOBAL ESPORTS INC.

DATE: May 20, 2024	By:	/s/ Mansi Solanki
Mansi Solanki
Interim Vice-President of Finance