Form 10-Q
period 2024-09-30
Mobile Global Esports, Inc.
filed 2025-02-19
CIK 1886362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2024

or

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

Registrant’s telephone number, including area code: (872) 300-6671

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

As of February 18, 2025, there were 34,586,503 shares of the registrant’s common stock outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MOBILE GLOBAL ESPORTS INC.

Condensed Balance Sheets

As of September 30, 2024 and December 31, 2023

		September 30,	December 31,
		2024	2023
	Note	(unaudited)	(audited)
Assets
Current assets:
Cash		$1,290,854	$3,174,703
Prepaid expenses and other current assets		142,867	93,127
Total current assets		1,433,721	3,267,830
Property and equipment, net	3	83,425	29,632
Operating lease right of use asset	4	82,857	103,812
Other long-term assets		36,151	20,070
Total assets		$1,636,154	$3,421,344

Liabilities
Current liabilities:
Accounts payable and accrued expenses	5	$24,375	$152,423
Operating lease liabilities, current	4	69,842	54,509
Note payable	7	-	65,040
Total current liabilities		94,217	271,972
Operating lease liabilities, long term	4	15,982	52,166
Total liabilities		110,199	324,138

Commitments and contingencies	9
Stockholders’ equity	8

Preferred stock; $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding		-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 21,236,503 and 21,191,593 shares issued and outstanding		2,123	2,119
Additional paid-in capital		11,574,355	11,427,419
Accumulated deficit		(10,036,023)	(8,322,769)
Accumulated other comprehensive loss		(2,010)	(3,032)

Total stockholders’ equity - Mobile Global Esports Inc.		1,538,445	3,103,737
Non-controlling interest		(12,490)	(6,531)
Total stockholders’ equity		1,525,955	3,097,206
Total liabilities and stockholders’ equity		$1,636,154	$3,421,344

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

		Nine Months	Nine Months	Three Months	Three Months
		Ended	Ended	Ended	Ended
	Note	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue		$1,579	$-	$1,579	$-

Cost of revenue		-	-	-	-

Gross profit		1,579	-	1,579	-

Operating expenses:
Sales and marketing expenses		-	602,466	-	601,306
General and administrative expenses	10	1,720,992	2,976,319	605,362	1,245,377
Total operating expenses		1,720,992	3,578,785	605,362	1,846,683

Loss from operations		(1,719,413)	(3,578,785)	(603,783)	(1,846,683)

Interest income		200	28,498	22	241
Interest expense		-	-	-	-

Net loss before income taxes		(1,719,213)	(3,550,287)	(603,761)	(1,846,442)

Income tax expense		-	-	-	-

Net loss		$(1,719,213)	$(3,550,287)	$(603,761)	$(1,846,442)

Net loss - non-controlling interest		$(5,959)	$(3,910)	$(2,394)	$(2,008)
Net loss attributable to Mobile Global Esports Inc.		$(1,713,254)	$(3,546,377)	$(601,367)	$(1,844,434)

Net loss per share attributable to common stockholders, basic and diluted		$(0.08)	$(0.17)	$(0.03)	$(0.09)

Weighted average common shares outstanding, basic and diluted		21,221,588	20,421,593	21,236,503	20,421,593

Comprehensive loss:
Net loss		(1,719,213)	(3,550,287)	(603,761)	(1,846,442)
Unrealized gain (loss) on foreign currency translation		1,022	(1,960)	(2,048)	(1,494)

Total comprehensive loss		$(1,718,191)	$(3,552,247)	$(605,809)	$(1,847,936)
Comprehensive loss attributable to non-controlling interest		(5,959)	(3,910)	(2,394)	(2,008)
Comprehensive loss - Mobile Global Esports Inc.		(1,712,232)	(3,548,337)	(603,415)	(1,845,928)

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Condensed Statements of Stockholders’ Equity (Unaudited)

For the nine months ended September 30, 2024 and 2023

					Accumulated
	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Interest	Equity
Balance, December 31, 2023	21,191,593	$2,119	$11,427,419	$(8,322,769)	$(3,032)	$(6,531)	$3,097,206

Fair value of warrants issued for services	-	-	46,480	-	-	-	46,480

Other comprehensive loss	-	-	-	-	(300)	-	(300)

Net loss	-	-	-	(617,246)	-	(1,381)	(618,627)

Balance, March 31, 2024 (unaudited)	21,191,593	2,119	11,473,899	(8,940,015)	(3,332)	(7,912)	2,524,759

Fair value of warrants issued for services	-	-	46,480	-	-	-	46,480

Issuance of common stock	44,910	4	7,496	-	-	-	7,500

Other comprehensive loss	-	-	-	-	3,370	-	3,370

Net loss	-	-	-	(494,641)	-	(2,184)	(496,825)

Balance, June 30, 2024 (unaudited)	21,236,503	2,123	11,527,875	(9,434,656)	38	(10,096)	2,085,284

Fair value of warrants issued for services	-	-	46,480	-	-	-	46,480

Other comprehensive loss	-	-	-	-	(2,048)	-	(2,048)

Net loss	-	-	-	(601,367)	-	(2,394)	(603,761)

Balance, September 30, 2024 (unaudited)	21,236,503	$2,123	$11,574,355	$(10,036,023)	$(2,010)	$(12,490)	$1,525,955

					Accumulated
	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Interest	Equity
Balance, December 31, 2022	20,421,593	$2,042	$10,557,136	$(1,549,388)	$1,399	$(656)	$9,010,533

Fair value of warrants issued for services	-	-	72,480	-	-	-	72,480

Other comprehensive loss	-	-	-	-	(57)	-	(57)

Net loss	-	-	-	(811,501)	-	(992)	(812,493)

Balance, March 31, 2023 (unaudited)	20,421,593	2,042	10,629,616	(2,360,889)	1,342	(1,648)	8,270,463

Fair value of warrants issued for services	-	-	65,980	-	-	-	65,980

Other comprehensive loss	-	-	-	-	(409)	-	(409)

Net loss	-	-	-	(890,442)	-	(910)	(891,352)

Balance, June 30, 2023 (unaudited)	20,421,593	$2,042	$10,695,596	$(3,251,331)	$933	$(2,558)	$7,444,682

Fair value of warrants issued for services	-	-	69,230	-	-	-	69,230

Other comprehensive loss	-	-	-	-	(1,494)	-	(1,494)

Net loss	-	-	-	(1,844,434)	-	(2,008)	(1,846,442)

Balance, September 30, 2023 (unaudited)	20,421,593	$2,042	$10,764,826	$(5,095,765)	$(561)	$(4,566)	$5,665,976

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2024 and 2023

	Nine months ended
	September 30, 2024	September 30, 2023
	unaudited	unaudited
Cash flows from operating activities

Net loss	$(1,719,213)	$(3,550,287)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	10,967	3,263
Stock issued for services	7,500	-
Fair value of warrants issued for services	139,440	207,690
Amortization of right of use assets	43,756	33,568
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(45,182)	574,708
Other assets	(16,522)	(12,620)
Accounts payable and accrued expenses	(127,743)	300,021
Related party payable	-	612
Operating lease liabilities	(43,600)	(31,890)
Net cash used in operating activities	(1,750,597)	(2,474,935)

Cash flows from investing activities

Advances to suppliers for software	-	(432,519)
Payments for property and equipment	(65,557)	(13,900)
Net cash used in investing activities	(65,557)	(446,419)

Cash flows from financing activities

Repayment of note payable	(65,040)	(122,653)
Net cash provided by financing activities	(65,040)	(122,653)
Effect of exchange rate changes on cash and restricted cash	(2,655)	(1,208)
Net increase in cash and restricted cash	(1,883,849)	(3,045,215)

Cash and restricted cash as of beginning of period	3,174,703	7,559,674
Cash and restricted cash as of end of period	$1,290,854	$4,514,459
Supplemental disclosure of cash flow information

Right of use assets obtained on operating lease commencement	$24,581	$95,100
Note payable issued for prepaid insurance policy	$-	$133,291

The accompanying footnotes are an integral part of these unaudited financial statements.

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

During July 2022, MOGO Esports Private Limited (“MOGO Pvt Ltd”) was established and incorporated in India by certain shareholders of MOGO Inc. During November 2022, MOGO Inc acquired approximately 99% of MOGO Pvt Ltd. MOGO Pvt Ltd comprised approximately 15.5% and 5.4% of the Company’s total assets as of September 30, 2024 and December 31, 2023, and 28.9% and 9.2% of the Company’s net loss for the nine months ended September 30, 2024 and 2023, and 33.0% and 9.1% of the Company’s net loss for the three months ended September 30, 2024 and 2023, respectively.

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

Interim financial statements

The unaudited condensed financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024.

Liquidity and Going Concern

The Company’s operations are subject to certain risks and uncertainties, including, among others, the Company’s need for additional financing, the ability to attract mobile esports users and viewers to the Company’s offerings, the challenges of establishing a business in India, and reliance on key members of management.

The accompanying financial statements have been prepared on the basis that assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history, has incurred operating losses to date, and expects to incur operating losses for the foreseeable future. In addition, the Company has had significant management turnover in the past year, which could negatively impact the Company’s ability to achieve its strategic direction. Furthermore, the Company may be unable to generate significant revenue within the next year or generate sufficient cash flows to continue its operations. The Company has a new Chief Executive Officer and is working with other consultants and its board of directors to operate the Company. Management believes the current team has the necessary experience to achieve its goals. The Company has $1.3 million of cash and an accumulated deficit of $10.0 million as of September 30, 2024. Management believes that the Company’s current cash on hand combined with the projected cash flows for the next 12 months will be sufficient to continue the Company’s operations for at least the 12 months. However, the failure of the Company to achieve its business objectives could have a material adverse effect on the Company’s results of operations and could require the Company to need additional equity or debt financing to continue its operations. These conditions, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, amounts held in escrow and all highly-liquid debt instruments with original maturities of three months or less. At September 30, 2024 and December 31, 2023, the Company did not have any cash equivalents.

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

At September 30, 2024 and December 31, 2023, the Company did not identify any assets or liabilities required to be presented on the balance sheet at fair value.

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

Segments

The Company has one reportable segment, which is the development of esports. At September 30, 2024 and December 31, 2023, 84.5% and 94.6% of the Company’s consolidated total assets are located within the United States of America.

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

Note 3 – Property and Equipment

Property and equipment consisted of the following as of:

	September 30, 2024	December 31, 2023
Furniture and fixtures	17,067	13,967
Office and computer equipment	82,894	21,413
Accumulated depreciation	(16,536)	(5,748)
Property and equipment, net	83,425	29,632

Depreciation expense was approximately $5,000 and $11,000 for the three and nine months ended September 30, 2024 and $1,000 and $3,000 for the three and nine months ended September 30, 2023, respectively.

Note 4 – Leases

The Company has office leases in India that are classified as operating leases. These leases commenced in October 2022 and have a term of three years. During January 2023, the Company leased a godown (which is a warehouse) in Borivali (East), Mumbai. This lease has a term of 33 months. During May 2024, the Company entered into a lease agreement for additional space used for its esports team members (“May 2024 Lease”). The Company used its expected incremental borrowing rate of 10.0% in determining the value of the right-of-use asset and lease liability associated with these leases. The cash paid for operating leases for the nine months ended September 30, 2024 and 2023 approximated $51,000 and $41,000 and the operating lease cost recorded in the Consolidated Statements of Operations and Comprehensive Loss approximated $51,000 and $43,000, respectively. At September 30, 2024, the weighted average remaining lease term for the operating leases was 1.1 years and the weighted average discount rate was 10.0%.

The maturities of the operating lease liabilities as of September 30, 2024 are as follows:

October 1, 2024 – December 31, 2024	$19,241
2025	68,456
2026	2,506

Total	90,203
Less imputed interest	(4,379)

Present value of operating lease liabilities	$85,824

During July 2024, the Company entered into a lease agreement for additional space used for its esports team members (“July 2024 Lease”). The July 2024 Lease contains a cancellation clause that allows the Company to cancel the lease by providing 30 days-notice to the landlord. The Company assessed the lease and determined that it was not probable that the Company would keep these lease for more than 12 months. As such, the Company considers this a short-term lease and has not recorded a ROU asset or lease liability. The estimated monthly payments beginning in July 2024 approximated $2,000 per month.

Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	September 30, 2024	December 31, 2023
Accounts payable	$24,375	$94,397
Other accrued expenses	-	58,026
Total	$24,375	$152,423

Note 6 – Related Party Transactions

During the nine months ended September 30, 2024 the Company’s Chief Executive Officer (“CEO”) and another stockholder advanced the Company approximately $62,000, which was repaid in May 2024.

During the three and nine months ended September 30, 2024, the Company incurred a total of $22,500 and $82,500 and $30,000 and $66,000 for the three and nine months ended September 30, 2023 quarterly board stipend payable to the Board of Directors for services provided.

During the three and nine months ended September 30, 2024, the Company paid a stockholder $42,000 and $78,000 for consulting services.

During the three and nine months ended September 30, 2023, the Company incurred sponsorship expenses of approximately $24,000 with an entity that shares common ownership with Sports Industry of India, Inc., a stockholder of the Company.

Note 7 – Note Payable

During August 2023, the Company entered into an agreement with a financing institution for payment of certain of the Company’s insurance policies. The financing agreement is payable over a ten-month period ended May 2024 with monthly payments of principal and interest (8.75%) totaling $13,294 per month. At December 31, 2023, the outstanding balance was approximately $65,000. At September 30, 2024, the financing agreement was paid in full.

Note 8 – Stockholders’ Equity

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of $0.0001 par value preferred stock. At September 30, 2024 and December 31, 2023, there were nil shares issued and outstanding.

Common Stock

The Company has authorized the issuance of 100,000,000 shares of $0.0001 par value common stock. At September 30, 2024 and December 31, 2023, there were 21,236,503 and 21,191,593 shares issued and outstanding.

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

The Company utilized the Black-Scholes option-pricing model to value the warrants issued and the estimated fair value of the 2023 Consultant Warrants was $91,000, with $26,000 and $68,000 recognized as expense for the three and nine months ended September 30, 2023.

The following table summarizes the assumptions used for estimating the fair value of the 2023 Consultant Warrants issued:

Expected dividend yield	-
Risk-free interest rate	3.99%
Expected volatility	100%
Expected life (years)	6

At September 30, 2024, the Company had the following warrants outstanding:

	Outstanding	Ex Price	Exercisable	Ex Price
2021 Consultant Warrants	1,000,000	$1.00	937,500	$1.00
IPO Warrants	172,500	$6.60	172,500	$6.60
PIPE Warrants	1,886,793	$2.90	1,886,793	$2.90
Placement Agent Warrants	339,623	$2.92	339,623	$2.92
2023 Consultant Warrants	170,000	$3.00	170,000	$3.00
Total Warrants	3,568,916		3,506,416

The 2021 Consultant Warrants were granted to three individuals (“Consultants”) that are advising the Company on developing, establishing, operating, commercializing, marketing, promoting, and expanding the Company’s esports business with an aim to commercialize esports tournaments, esports sponsorships, esports advertising revenues, esports merchandise revenues, esports broadcast revenues, esports video revenues, esports game development and marketing and distribution revenues, and all other manner of esports revenue streams for the benefit of the Company. The Consultant Warrants have an exercise price of $1.00 share and expire in five years with 250,000 of these warrants vested immediately and the balance of 750,000 warrants having provisions making the vesting contingent on the Consultants’ performance in meeting goals and milestones set quarterly by the Company. Specifically, the Company will consult with the Consultants and reach agreement on the Consultants’ goals and milestones at the beginning of each calendar quarter. Out of the 750,000 unvested warrants, 62,500 warrants vest at the end of each quarter, beginning with the quarter ended March 31, 2022, provided in the Company’s judgement the Consultants have made satisfactory progress over the course of the quarter in meeting set goals and milestones. At September 30, 2024, 937,500 of these warrants were vested. Any 2021 Consultant Warrants not vested on their designated end of quarter vesting date expire.

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

The fair value of the 2023 Consultant Warrants and 2021 Consultant Warrants are being amortized to expense over their vesting period. The Company recorded total expense of approximately $46,000 and $139,000 during the three and nine months ended September 30, 2024 and $69,000 and $208,000 during the three and nine months ended September 30, 2023, respectively. At September 30, 2024, the unamortized warrant expense was approximately $46,000, which will be amortized into expense through a weighted-average period of three months.

Note 9 – Commitments and Contingencies

Legal

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business. There is currently no litigation that management believes will have a material impact on the financial position of the Company.

Other Commitments

In April 2024, the Company paid its former Chief of Staff $67,500 for the balance owed on his employment contract. As of September 30, 2024, there are no further commitments or amounts owed to the Chief of Staff.

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

At September 30, 2024 and December 31, 2023, there were 3,568,916 warrants outstanding. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted net loss per share is the same as basic net loss per share for all periods presented.

Note 12 – Subsequent Events

During December 2024, the Company exercised the termination provisions available in its operating lease agreements for all of its office leased facilities in India. The Company made payments totaling approximately $29,000 to terminate these leases. The Company currently has no further lease obligations for these leases or any other leases.

During October 2024 and November 2024, Sunny Bhandarkar, Willy Verhaegen, Jim Knopf and Alexander Alexandrov resigned from the Company’s Board of Directors. During October 2024, the Company entered into an executive employment agreement (“Employment Agreement”) with Brett Rosin for Mr. Rosin to be employed as the Company’s President and Chief Executive Officer for a term of three years, which shall be automatically renewed for successive periods of three years each. Mr. Rosin shall be paid annual cash compensation of $96,000 and is entitled an annual bonus of up to 100% of his annual cash compensation upon achievement of performance objectives to be determined by the Board. Mr. Rosin is eligible to exchange any of his bonus awards in cash to common stock up to 30% of the cash award earned. In the event that the Company terminates Mr. Rosin without Cause (as defined in the Employment Agreement), Mr. Rosin would be entitled to severance of six (6) months of his salary and bonuses.

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

SII is an American branding, marketing and sports promotion company that, through subsidiaries and affiliates primarily in India and Pakistan, enters into exclusive long-term arrangements with universities for the purpose of promoting, expanding and commercializing university sports programs, creating professional opportunities for university athletes and alumni and developing and marketing university and event-branded merchandise. The SII esports business, which has now been transferred to and is operated by MOGO, is the only business in India to organize and sponsor an officially-sanctioned national championship for university esports. At September 30, 2024, SII holds a 12.5% minority common share interest in MOGO, and thus has no controlling interest in MOGO.

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

Critical Accounting Estimates

We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2023 Form 10K, and that disclosure should be read in conjunction with the Quarterly Report on Form 10-Q. There have been no material changes during the nine months ended September 30, 2024 to our critical accounting policies, significant judgments and estimates disclosed in our Form 10K.

Results of Operations

Three and nine months ended September 30, 2024 compared with the Three and nine months ended September 30, 2023

The following table summarizes the results of our operations for the three and nine month period ended September 30, 2024 and 2023, together with the changes in those items in dollars and as a percentage:

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2024	2023	Change	Change	2024	2023	Change	Change
Revenue	$1,579	$—	$1,579	*	$1,579	$—	$1,579	*
Costs and expenses:
Cost of revenue	—	—	—	*	—	—	—	*
Sales and marketing	—	601,306	(601,306)	*	—	602,466	(602,466)	*
General and administrative	605,362	1,245,377	(640,015)	(51)%	1,720,992	2,976,319	(1,255,327)	(42)%
Total costs and expenses	605,362	1,846,683	(1,241,321)	(67)%	1,720,992	3,578,785	(1,857,793)	(52)%
Loss from operations	(603,783)	(1,846,683)	1,242,900	(67)%	(1,719,413)	(3,578,785)	1,859,372	52%
Interest income	22	241	(219)	(91)%	200	28,498	(28,298)	(99)%
Net loss	$(603,761)	$(1,846,442)	$1,242,681)	67%	$(1,719,213)	$(3,550,287)	$1,831,074	52%

*	Not meaningful

General and Administrative Expenses

General and administrative expenses were approximately $605,000 for the three months ended September 30, 2024, compared with $1,245,000 for the three months ended September 30, 2023. The decrease in general and administrative expenses was primarily driven by a decrease of approximately $230,000 in professional, accounting, legal and consulting fees, $186,000 in compensation to U.S. personnel, $287,000 in travel, offset by an increase of $101,000 in expenses incurred by MOGO Pvt Ltd.

General and administrative expenses were approximately $1,721,000 for the nine months ended September 30, 2024, compared with $2,976,000 for the nine months ended September 30, 2023. The decrease in general and administrative expenses was primarily driven by a decrease of approximately $498,000 in professional, accounting, legal and consulting fees, $605,000 in compensation to U.S. personnel, $372,000 in travel, offset by an increase of $241,000 in expenses incurred by MOGO Pvt Ltd.

Sales and Marketing Expenses

Sales and marketing expenses were nil for the three months ended September 30, 2024, compared to approximately $601,000 for the three months ended September 30, 2023. The decrease in sales and marketing expenses was primarily driven by the MOGO National Championship 2.0 event that occurred in September 2023 with no corresponding event in 2024.

Sales and marketing expenses were nil for the nine months ended September 30, 2024, compared to approximately $602,000 for the nine months ended September 30, 2023. The decrease in sales and marketing expenses was primarily driven by the MOGO National Championship 2.0 event that occurred in September 2023 with no corresponding event in 2024.

Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023, we had cash of approximately $1,291,000 and $3,175,000, respectively.

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

Cash Flows

The following table summarizes our sources and uses of cash:

	Nine months Ended
	September 30,
	2024	2023
Net cash used in:
Operating activities	$(1,750,597)	$(2,474,935)
Investing activities	(65,557)	(446,419)
Financing activities	(65,040)	(122,653)
Effect of exchange rate changes on cash and restricted cash	(2,655)	(1,208)
Net decrease in cash and restricted cash	$(1,883,849)	$(3,045,215)

Operating Activities

Net cash used in operating activities decreased by approximately $724,000 for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023. The decrease was primarily due to a decrease in net loss of approximately $1,831,000 offset by a decrease in warrant expense of $68,000 and a change of $428,000 in the accounts payable and accrued expenses and a decrease in the change in other current assets of $624,000.

Investing Activities

Net cash used in investing activities decreased by approximately $381,000 for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023. The decrease was primarily due to a decrease in the amount of advances to suppliers for software of approximately $433,000 offset by an increase in the payments for property and equipment of approximately $52,000.

Financing activities

Net cash used in financing activities changed by approximately $58,000 for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023. The change was due to a decrease in payments on the note payable for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this quarterly report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1. We lack the necessary corporate accounting resources to maintain adequate segregation of duties.

2. We did not perform an effective risk assessment or monitor internal controls over financial reporting or our cyber security environment.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2024, we had a cash balance of approximately $1,291,000. We believe we may need to raise additional funding to meet our cash, operational and liquidity requirements to continue operating for at least 12 months after the date of this quarterly report.

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

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Document
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
101*	The following materials from Mobile Global Esports Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Extensible Business Reporting Language (iXBRL): (i) Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023, (ii) Statements of Operations (unaudited) for the three and nine months ended September 30, 2024 and 2023, (iii) Statement of Stockholders’ Equity (unaudited) for the nine months ended September 30, 2024 and 2023, (iv) Statements of Cash Flows (unaudited) for the nine months ended September 30, 2024 and 2023 and (v) Notes to Financial Statements (unaudited).
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE GLOBAL ESPORTS INC.

DATE: February 19, 2025	By:	/s/ Brett Rosin
Brett Rosin
Chief Executive Officer (Principal Executive Officer)

MOBILE GLOBAL ESPORTS INC.

DATE: February 19, 2025	By:	/s/ Marco Welch
Marco Welch
Board of Directors (Principal Accounting Officer)