Form 10-K
period 2024-12-31
Mobile Global Esports, Inc.
filed 2025-03-31
CIK 1886362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-41458

MOBILE GLOBAL ESPORTS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-2684455
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Post Road East
Westport, Connecticut	06880
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (475) 666-8401

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	MGAM	The OTC Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on a closing sale price of $0.03 per share, which was the last sale price of the common stock as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $445,000.

As of March 27, 2025, there were 44,161,503 shares of the registrant’s common stock outstanding.

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

Item 1. Business

Mobile Global Esports Inc. (“MOGO” or “Mogo,” or the “Company”) was organized in March of 2021 to carry on and expand an esports business (the “Business”) started by Sports Industry of India (“SII”), in 2016. Through a series of contracts, the rights to the Business were assigned to MOGO by SII and its affiliates beginning in October of 2021. MOGO is running the business created by SII, which is focused on the esports industry, with special emphasis on India and other South Asian markets.

SII is an American branding, marketing and sports promotion company that, through subsidiaries and affiliates primarily in India and Pakistan, enters into exclusive long-term arrangements with universities for the purpose of promoting, expanding and commercializing university sports programs, creating professional opportunities for university athletes and alumni and developing and marketing university and event-branded merchandise. The SII esports business, which has now been transferred to and is operated by MOGO, is the only business in India to organize and sponsor an officially-sanctioned national championship for university esports. At December 31, 2024, SII holds a 9.5% minority common share interest in MOGO, and thus has no controlling interest in MOGO.

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

As of December 31, 2024, we had a cash balance, of approximately $929,000. Management expects that we will need to raise additional capital to fund our operations while we implement and execute our business plan and expand our business.

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

As of December 31, 2024, our officers, directors and more than 5% shareholders own in the aggregate approximately 38.7% of our outstanding Common Stock. As a result, when acting together, although such individuals will not have a controlling interest in our Company, they still will have a significant impact on the election of our directors and in determining the outcome of any corporate action, including corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and influence could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the OTC Capital Market under the symbol “MGAM.”

Holders

As of March 27, 2025, there were 39 record holders of our common stock, based upon information received from our transfer agent. However, the number of holders of record does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies, and so we are unable to estimate the total number of shareholders represented by record holders.

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

Sale of Unregistered Securities

Except as previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, (incorporated herein by reference) we had no sales of unregistered equity securities during the year ended December 31, 2024.

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

Objective

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the years ended December 31, 2024 and 2023 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2024, as compared to the year ended December 31, 2023. This discussion should be read in conjunction with our consolidated financial statements for the years ended December 31, 2024 and 2023 and the related information included elsewhere in this annual report on Form 10-K.

Overview of 2023

Mobile Global Esports Inc. (“MOGO Inc” or “Mogo Inc”) was organized in March of 2021 to expand an esports business created by Sports Industry of India (“SII”), and conducted since 2016. Through a series of contracts, the rights to the business were assigned to MOGO by SII and its affiliates beginning in October of 2021. MOGO is now running the business created by SII, which is focused on the growing esports industry. During 2022, MOGO Inc acquired a 99% ownership stake in MOGO Esports Private Limited (“MOGO Pvt Ltd”). The consolidated financial statements include the accounts of MOGO Inc and its majority owned subsidiary, MOGO Pvt Ltd (collectively, the “Company” or “MOGO”).

The SII esports business, which has now been transferred to and is operated by MOGO, is the only business in India to organize and sponsor an officially-sanctioned national championship for university esports. As of December 31, 2024, SII holds a 9.5%% minority common share interest in MOGO, but has no controlling interest in MOGO.

We remain a pre-revenue, early development-stage company. Our 2024 financial results reflect our investment in building our infrastructure for revenue-producing initiatives, our game platform and our commercial data capabilities.

Since our inception, we have incurred operating losses. Our comprehensive loss was approximately $2,332,000 and $6,784,000 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, we had an accumulated deficit of approximately $10,643,000 and $8,323,000, respectively. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to implement and execute our business plan and expand our business. We raised approximately $9,842,000 of net proceeds from a combination of our initial public offering (“IPO”) and private equity placement in July and September 2022 but we will require additional capital beyond these offerings in the future to complete our business plan.

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

Impairment Expense

Impairment expense consists of the write-off of property and equipment and the costs of software development projects that have been abandoned.

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023,

The following table summarizes the results of our operations:

	2024	2023	$ Change	% Change
Revenue	$25,409	$4,962	$20,447	**
Operating expenses:
General and administrative	2,272,929	4,320,090	(2,047,161)	(47)%
Sales and marketing	-	673,068	673,068	*
Impairment expense	79,566	1,817,739	(1,738,173)	(96)%
Total costs and expenses	2,352,495	6,810,897	(4,458,402)	(65)%
Loss from operations	(2,327,086)	(6,805,935)	(4,478,849)	(66)%
Interest income (expense), net	(1,209)	26,679	28,001	**
Net loss	$(2,328,295)	$(6,779,256)	$(4,450,961)	(66)%

*	Not meaningful

**	Change is more than 100%

General and Administrative Expenses

General and administrative expenses were approximately $2,273,000 for the year ended December 31, 2024, compared to $4,320,000 for the year ended December 31, 2023. The decrease of $2,047,000 was primarily due to a decrease in accounting, consulting, and professional fees totaling $1,001,000, a decrease in US payroll of $901,000, a decrease in travel of $390,000, offset by an increase in legal and board fees of $122,000 and an increase in India expenses of $187,000.

Sales and Marketing Expenses

Sales and marketing expenses were nil for the year ended December 31, 2024 compared to approximately $673,000 for the year ended December 31, 2023. The decrease was primarily related to event sponsorships and social media advertising costs incurred during 2023 that were not incurred in 2024.

Impairment Expense

During 2024 we recorded a write-off of equipment and furniture from our India subsidiary of approximately $80,000 as it was no longer in use and in 2023, we recorded a write-off of the costs of software development projects that we are no longer pursuing, resulting in an impairment charge of approximately $1,818,000.

Liquidity and Capital Resources

As of December 31, 2024 and December 31, 2023, we had cash and restricted cash of approximately 929,000 and $3,175,000, respectively.

We have financed our operations through the issuance of common stock and common stock with warrants. In July 2022, we issued 1,725,000 shares of common stock and 172,500 warrants for total gross proceeds of $6,900,000 through an initial public offering (“IPO”). We received net proceeds after commissions, fees and expenses of approximately $5,465,000,. In September 2022, we issued 1,886,793 shares of common stock along with 1,886,793 warrants, for total gross proceeds of $5,000,001 through a private equity placement (hereinafter “PIPE”). We received net proceeds after commissions, fees and expenses of approximately $4,377,000.

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

Cash Flows

Operating Activities

Net cash used in operating activities for the 2024 was approximately $2,107,000 compared to $3,574,000 for 2023. The decrease in cash used in operations of approximately $1,467,000 was primarily due to a decrease in net loss of approximately $4,451,000 offset by a decrease in non-cash charges of impairment expense of approximately $1,738,000, decrease in write-off of note receivable of $70,000, decrease in common stock and warrants issued for services of approximately $406,000, and a $776,000 net decrease in the change in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for 2024 was approximately $68,000 compared to $650,000 for 2023. The decrease of approximately $582,000 was primarily due to a $561,000 decrease in cash payments to suppliers for software, a decrease of $70,000 issued for a note receivable, offset by an increase of $48,000 for payments of property and equipment.

Financing activities

Net cash used in financing activities for 2024 was approximately $65,000 compared to $161,000 for 2023. The change of approximately $96,000 was due to a decrease in the amount of principal payments on note payable in 2024 compared to 2023.

Contractual Obligations and Commitments

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

The accompanying financial statements have been prepared on the basis that assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history, has incurred operating losses to date, and expects to incur operating losses for the foreseeable future. In addition, the Company has had significant management turnover in the past year and has significantly decreased its operational activity in India, which could negatively impact the Company’s ability to achieve its strategic direction. Furthermore, the Company may be unable to generate significant revenue within the next year or generate sufficient cash flows to continue its operations. The Company has a new Chief Executive Officer and is working with other consultants and its board of directors to operate the Company. Management believes the current team has the necessary experience to achieve its goals.

The Company has approximately $929,000 of cash as and an accumulated deficit of approximately $10,643,000 as of December 31, 2024. Management believes that the Company will need to raise additional capital to continue to operate for the next 12 months from the date of the issuance of the consolidated financial statements. The failure of the Company to raise additional capital and achieve its business objectives could have a material adverse effect on the Company’s results of operations. These conditions, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Long-Lived Assets

The Company reviews long-lived assets for realizability on an ongoing basis. Changes in depreciation and amortization, generally accelerated depreciation and variable amortization, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change. The Company also reviews for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. In those circumstances, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists. When testing for asset impairment, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. Any impairment loss is calculated as the excess of the asset’s carrying value over its estimated fair value. Fair value is estimated based on the discounted cash flows for the asset group over the remaining useful life or based on the expected cash proceeds for the asset less costs of disposal. Any impairment losses would be recorded in the consolidated statements of operations. During 2024, the Company recorded an impairment loss of approximately $80,000. During 2023, the Company recorded an impairment loss of approximately $1,818,000.

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

During 2024, the Company received approximately $25,000 of revenue from prize money earned from teams that it sponsored for certain Esports competitions.

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

As of December 31, 2024, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and ages of all of our directors and executive officers as of December 31, 2024. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position
Marco Welch	70	Chairman
Brett Rosin	38	Chief Executive Officer and Director
Mark Keeley	62	Chief Financial Officer
Steven Berman	61	Chief Operating Officer

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

Brett Rosin. Brett Rosin is a 38- year- old digital media expert with 16 years of experience as an executive in the field. Rosin’s career is highlighted by co-founding and running Rant Inc, as Chairman and CEO. Over the course of its history, Rant became one of the largest and fastest growing digital media companies in the world according to Forbes and Inc. 5000 prior to being acquired by FunctionX. Rosin has overseen and crafted growth strategies that have driven over 1 billion users to properties worldwide while generating tens of millions of dollars of revenue. His deep understanding of digital media, user generation, monetization, combined with ownership of proprietary sports technology in the fantasy sports and sports industries brings a unique value set to the industry.

Mark J. Keeley, Chief Financial Officer. Mr. Keeley is a 40-year CPA and experienced financial professional with a diverse background as 10-year CFO of multiple public and private entities and former Partner with PricewaterhouseCoopers LLP. Mr. Keeley earned his BS in Accounting and Information Systems from the University of Massachusetts at Amherst and a Masters Degree in Finance from Boston College.

Steven Berman, Chief Operating Officer. Steven Berman brings decades of experience in both regulated and grey-market gaming sectors. Berman’s career spans over 25 years, during which he has played a crucial role in the evolution of online and regulated gaming. He was part of the World Poker Tour in its infancy, where he helped pioneer one of the most successful poker brands in the world. He also created the highly acclaimed **WPT Boot Camps**, which helped revolutionize poker training and engagement. Beyond his work with WPT, Berman has worked closely on multiple projects with the **Seminole Tribe of Florida**, one of the most influential gaming operators in the U.S. His deep understanding of both **iGaming’s grey markets and the highly regulated U.S. gaming space**, coupled with his ability to navigate compliance and licensing, sets him apart as a unique figure in the industry. He holds multiple gaming licenses, solidifying his expertise in regulatory affairs and operations.

Director Independence

The rules of the OTC Stock Market, or the OTC Rules, require a majority of a listed company’s board of directors to be composed of independent directors within one year of listing. In addition, the OTC Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent. Under the OTC Rules, a director will only qualify as an independent director if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The OTC Rules also require that audit committee members satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In considering the independence of compensation committee members, the Nasdaq Rules require that our board of directors must consider additional factors relevant to the duties of a compensation committee member, including the source of any compensation we pay to the director and any affiliations with the Company.

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

Based upon a review of the copies of such reports furnished to us during fiscal year 2023 and written representations from our executive officers and directors, we believe that during the 2024 fiscal year, the officers, directors and holders of more than 10% of our Common Stock complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation.

We are a “smaller reporting company” and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies.

During 2024, we paid our current Chief Executive Officer (“CEO”), Brett Rosin, approximately $24,000 and issued him 5,000,000 shares of common stock valued at approximately $30,000. During 2024, we paid our current Chief Financial Officer (“CFO”), Mark Keeley, approximately $54,000. During 2023, we paid our prior CEO and CFO approximately $227,000 and $63,500, respectively. During 2024, we paid our current Chief Operating Officer (“COO”), approximately $19,000. There were no other Named Executive Officers of the Company in 2024 or 2023. During 2024, we issued our Chairman, Marco Welch, 1,250,000 shares of common stock valued at approximately $7,500.

Item 12. Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of December 31, 2024, or as otherwise set forth below, with respect to the beneficial ownership of our common stock (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each of our directors and our executive officers. As of December 31, 2024, we had 27,936,503 shares of common stock outstanding.

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

Name of Beneficial Owner	Shares Beneficially Owned	Percent Ownership
Principal Stockholders:
Armistice Capital Master Fund, Ltd.**	1,886,793	6.8%
Sports Industry of India	2,650,000	9.5%
Directors and Named Executive Officers:

Marco Welch, Chairman, Director	1,270,000	4.5%
Brett Rosin, CEO	5,000,000	17.9%
Mark J. Keeley, CFO	-	*
Steven Berman, COO	-	*

All directors and executive officers as a group (4 persons)	6,270,000	22.4%

*	Represents beneficial ownership of less than 1% of the shares of common stock outstanding

**	Armistice Capital Master Fund, Ltd. (the “Master Fund”), is a Cayman Islands exempted company, and may be deemed to be indirectly beneficially owned by Armistice Capital, LLC (“Armistice”), as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice. Armistice and Steven Boyd disclaim beneficial ownership of the reported securities except to the extent of their respective pecuniary interest therein.

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

Certain Related Party Transactions

Set forth below is information in which the amount involved exceeds 1% of the average of our total assets at December 31, 2024 and 2023:

During 2024 and 2023, the Company’s Board of Directors earned a total board stipend of approximately $145,000 and $96,000, respectively. During 2024 and 2023, the Company paid the Board Chairman $96,000 and $10,000 for additional consulting services provided.

Item 14. Principal Accountant Fees and Services

The Company paid its auditor, Mercurius & Associates LLP (formerly “AJSH & Co LLP”) aggregate fees including expenses of approximately $136,000 and $285,000 in 2024 and 2023, respectively. The fees paid were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for the issuance of consents and review of documents filed with the Securities and Exchange Commission (“SEC”).

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statement Schedules. See Index to Financial Statements in the separate section of this Annual Report on Form 10-K, beginning on page F-1.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(2)	Financial Statement Schedules

Required information is included in the notes to the consolidated financial statements

(3)	Exhibits

See Exhibit Index below

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Mobile Global Esports Inc. as currently in effect, incorporated herein by reference to Exhibit 3.1 to Form S-1 Registration Statement filed on December 23, 2021
3.2	Bylaws of Mobile Global Esports Inc. as currently in effect, incorporated herein by reference to Exhibit 3.2 to Form S-1 Registration Statement filed on December 23, 2021
4.1	Form of Common Stock Warrant, incorporated herein by reference to Exhibit 4.1 to Form 8-K Report filed on September 23, 2022
4.2	Form of Warrant issued to WestPark Capital, Inc. pursuant to the Engagement Agreement dated September 20, 2022 between the registrant and WestPark Capital, Inc., incorporated herein by reference to Exhibit 4.2 to Form 8-K Report filed on September 23, 2022
4.3	Description of Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 incorporated herein by reference to Exhibit 4.3 to Form 10-K filed on April 14, 2023.
10.1	Securities Purchase Agreement dated September 20, 2022, between the registrant and an institutional and accredited investor, incorporated herein by reference to Exhibit 10.1 to Form 8-K Report filed on September 23, 2022
19.1*	Insider Trading Policy
23.1*	Consent of Mercurius & Associates LLP
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1**	Clawback Policy, incorporated herein by reference to Exhibit 97.1 to Form 10-K filed on April 15, 2024.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of the Exchange Act

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mobile Global Esports Inc.

Date: March 31, 2025	By:	/s/ Brett Rosin
	Name:	Brett Rosin
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Brett Rosin	Director and Chief Executive Officer	March 31, 2025
Brett Rosin	(Principal Executive Officer)

/s/ Mark Keeley	Chief Financial Officer Consultant	March 31, 2025
Mark Keeley	(Principal Financial and Accounting Officer Consultant)

/s/ Marco Welch	Director	March 31, 2025
Marco Welch

Mobile Global Esports Inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Mobile Global Esports Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mobile Global Esports Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2024, and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2024, and 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit of approximately $10,643,000 and $8,323,000 as of December 31, 2024, and December 31, 2023, respectively and the Company has incurred operating losses to date and expects to incur operating losses for the foreseeable future. Further, the Company may be unable to generate significant revenue within the next year or generate sufficient cash flows to continue its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to those matters are also described in the Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters communicated or required to be communicated to the audit committee

Mercurius & Associates LLP

We have served as the Company’s auditor since 2021.

New Delhi, India

Date: March 31, 2025

 MOBILE GLOBAL ESPORTS INC.

Consolidated Balance Sheets

As of December 31, 2024 and 2023

		December 31,	December 31,
	Note	2024	2023

Assets
Current assets:
Cash		$928,619	$3,174,703
Prepaid expenses and other current assets		137,094	93,127
Total current assets		1,065,713	3,267,830
Property and equipment, net	4	-	29,632
Operating lease right of use asset	6	-	103,812
Other long-term assets		15,606	20,070
Total assets		$1,081,319	$3,421,344

Liabilities
Current liabilities:
Accounts payable and accrued expenses	7	$82,078	$152,423
Operating lease liabilities, current	6	-	54,509
Note payable	9	-	65,040
Total current liabilities		82,078	271,972
Operating lease liabilities, long term	6	-	52,166
Total liabilities		82,078	324,138
Commitments and contingencies	12
Stockholders’ equity	10
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding		-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 27,936,503 and 21,191,593 shares issued and outstanding		2,793	2,119
Additional paid-in capital		11,660,365	11,427,419
Accumulated deficit		(10,642,727)	(8,322,769)
Accumulated other comprehensive income (loss)		(6,322)	(3,032)

Total stockholders’ equity - Mobile Global Esports Inc.		1,014,109	3,103,737
Non-controlling interest		(14,868)	(6,531)
Total stockholders’ equity		999,241	3,097,206
Total liabilities and stockholders’ equity		$1,081,319	$3,421,344

The accompanying footnotes are an integral part of these consolidated financial statements.

MOBILE GLOBAL ESPORTS INC.

Consolidated Statements of Operations

For the years ended December 31, 2024 and 2023

		Year Ended	Year Ended
	Note	December 31, 2024	December 31, 2023

Revenue	2	$25,409	$4,962

Operating expenses:
General and administrative expenses	13	2,272,929	4,320,090
Sales and marketing expenses	14	-	673,068
Impairment expense	4,5	79,566	1,817,739
Total operating expenses		2,352,495	6,810,897

Loss from operations		(2,327,086)	(6,805,935)

Interest income		199	28,656
Interest expense		(1,408)	(1,977)

Net loss before income taxes		(2,328,295)	(6,779,256)

Income tax expense	11	-	-

Net loss		$(2,328,295)	$(6,779,256)

Net loss - non-controlling interest		$(8,337)	$(5,875)
Net loss attributable to Mobile Global Esports Inc.		$(2,319,958)	$(6,773,381)

Net loss per share attributable to common stockholders, basic and diluted		$(0.11)	$(0.32)

Weighted average common shares outstanding, basic and diluted		21,568,233	21,009,374

Comprehensive loss:
Net loss		(2,328,295)	(6,779,256)
Unrealized loss on foreign currency translation		(3,290)	(4,431)

Total comprehensive loss		$(2,331,585)	$(6,783,687)
Comprehensive loss attributable to non-controlling interest		(8,337)	(5,875)
Comprehensive loss - Mobile Global Esports Inc.		(2,323,248)	(6,777,812)

The accompanying footnotes are an integral part of these consolidated financial statements.

MOBILE GLOBAL ESPORTS INC.

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2024 and 2023

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
Balance, December 31, 2022	20,421,593	$2,042	$10,557,136	$(1,549,388)	$1,399	$(656)	$9,010,533

Issuance of common stock for services	770,000	77	593,363	-	-	-	593,440

Fair value of warrants issued for services	-	-	276,920	-	-	-	276,920

Other comprehensive loss	-	-	-	-	(4,431)	-	(4,431)

Net loss	-	-	-	(6,773,381)	-	(5,875)	(6,779,256)

Balance, December 31, 2023	21,191,593	2,119	11,427,419	(8,322,769)	(3,032)	(6,531)	3,097,206

Fair value of warrants issued for services	-	-	185,920	-	-	-	185,920

Issuance of common stock for services	6,744,910	674	47,026	-	-	-	47,700

Other comprehensive loss	-	-	-	-	(3,290)	-	(3,290)

Net loss	-	-	-	(2,319,958)	-	(8,337)	(2,328,295)

Balance, December 31, 2024	27,936,503	$2,793	$11,660,365	$(10,642,727)	$(6,322)	$(14,868)	$999,241

The accompanying footnotes are an integral part of these consolidated financial statements.

MOBILE GLOBAL ESPORTS INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2024 and 2023

	Year Ended
	December 31, 2024	December 31, 2023

Cash flows from operating activities
Net loss	$(2,328,295)	$(6,779,256)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation	17,206	5,674
Write-off of note receivable	-	70,000
Impairment expense	79,566	1,817,739
Fair value of warrants issued for services	185,920	276,920
Common stock issued for services	47,700	362,440
Amortization of right of use assets	40,647	46,173
Changes in operating assets and liabilities:
Prepaid expenses	(40,588)	149,502
Other current assets	-	480,000
Other assets	3,780	(12,557)
Accounts payable and accrued expenses	(69,487)	71,375
Related party payable	-	(17,820)
Operating lease liabilities	(43,462)	(43,926)

Net cash used in operating activities	(2,107,013)	(3,573,736)

Cash flows from investing activities

Advances to suppliers for software	-	(560,593)
Issuance of note receivable	-	(70,000)
Payments for property and equipment	(67,624)	(19,484)

Net cash used in investing activities	(67,624)	(650,077)
Cash flows from financing activities
Repayment of note payable	(65,040)	(160,558)

Net cash provided by (used in) financing activities	(65,040)	(160,558)

Effect of exchange rate changes on cash	(6,407)	(600)

Net decrease in cash	(2,246,084)	(4,384,971)

Cash as of beginning of year	3,174,703	7,559,674

Cash as of end of year	$928,619	$3,174,703

Supplemental disclosure of cash flow information

Cash paid for interest	$1,408	$1,977

Supplemental disclosure of non-cash investing and financing activity

Stock issued for advances to suppliers	$-	$231,000

Right of use assets obtained on operating lease commencement	$24,503	$94,841

Note payable issued for prepaid insurance policy	$-	$133,291

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

During July 2022, MOGO Esports Private Limited (“MOGO Pvt Ltd”) was established and incorporated in India by certain shareholders of MOGO Inc. During November 2022, MOGO Inc acquired approximately 99% of MOGO Pvt Ltd. MOGO Pvt Ltd comprised approximately 14.6% and 5.4% of the Company’s total assets as of December 31, 2024 and 2023 and 29.8% and 7.2% of the Company’s net loss for 2024 and 2023, respectively.

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

The accompanying financial statements have been prepared on the basis that assumes that the Company will continue as a going concern,   which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history, has incurred operating losses to date, and expects to incur operating losses for the foreseeable future. In addition, the Company has had significant management turnover in the past year and has significantly decreased its operational activity in India, which could negatively impact the Company’s ability to achieve its strategic direction. Furthermore, the Company may be unable to generate significant revenue within the next year or generate sufficient cash flows to continue its operations. The Company has a new Chief Executive Officer and is working with other consultants and its board of directors to operate the Company. Management believes the current team has the necessary experience to achieve its goals.

The Company has approximately $929,000 of cash as and an accumulated deficit of approximately $10,643,000 as of December 31, 2024. Management believes that the Company will need to raise additional capital to continue to operate for the next 12 months from the date of the issuance of the consolidated financial statements. The failure of the Company to raise additional capital and achieve its business objectives could have a material adverse effect on the Company’s results of operations. These conditions, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, amounts held in escrow and all highly-liquid debt instruments with original maturities of three months or less. As December 31, 2024 and 2023, the Company did not have any cash equivalents.

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

Leases

The Company leases office space in India under lease arrangements through MOGO Pvt Ltd. The Company applies the accounting guidance in Accounting Standards Codification (“ASC”) 842, Leases. As such, the Company assesses all arrangements, that convey the right to control the use of property and equipment, at inception, to determine if it is, or contains, a lease based on the unique facts and circumstances present in that arrangement. For those leases identified, the Company determines the lease classification, recognition, and measurement at the lease commencement date.

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

Long-Lived Assets

The Company reviews long-lived assets for realizability on an ongoing basis. Changes in depreciation and amortization, generally accelerated depreciation and variable amortization, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change. The Company also reviews for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. In those circumstances, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists. When testing for asset impairment, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. Any impairment loss is calculated as the excess of the asset’s carrying value over its estimated fair value. Fair value is estimated based on the discounted cash flows for the asset group over the remaining useful life or based on the expected cash proceeds for the asset less costs of disposal. Any impairment losses would be recorded in the consolidated statements of operations. During 2024, the Company recorded an impairment loss of approximately $80,000. See Note 4. During 2023, the Company recorded an impairment loss of approximately $1,818,000. See Note 5.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash, notes receivable, accounts payable and accrued expenses, and note payable, the carrying amounts approximate their fair values due to their short maturities.

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

Note 2 – Summary of Significant Accounting Policies (continued)

At December 31, 2024 and 2023, the Company did not identify any assets or liabilities required to be presented on the balance sheet at fair value.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company places its cash with high quality financial institutions and at times may exceed the Federal Deposit Insurance Corporation $250,000 insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

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

During 2024, the Company received approximately $25,000 of revenue from prize money earned from teams that it sponsored for certain Esports competitions.

Note 2 – Summary of Significant Accounting Policies (continued)

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

Segments

The Company has one reportable segment, which is the development of esports. At December 31, 2024 and 2023, 85.4% and 94.6% of the Company’s consolidated total assets are located within the United States of America.

Recent Accounting Pronouncements

During 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13 (“ASU 2016-13”), Financial Instruments-Credit Losses. ASU 2016-13 requires organizations to measure all expected credit losses for instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance is applicable for the Company’s note receivable. However, the adoption of ASU 2016-13 did not have a material impact to the Company’s valuation of its note receivable.

During November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280). ASU No. 2023-07 was issued to improve the disclosures about a public entity's reportable segments and requires more detailed information about a reportable segment's expenses. The primary focus of ASU No. 2023-07 is enhanced disclosures about significant segment expenses. The guidance is applicable and effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted the provisions of ASU No. 2023-07 for the fiscal year ended December 31, 2024 and the adoption did not have a material impact on the Company.

During 2023, the FASB issued ASU No. 2023-09, Income Taxes. ASU No. 2023-09 amends income tax disclosures to provide information to better asses how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The new guidance requires the entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently assessing the impact ASU 2023-09 will have on its income tax disclosures.

Note 2 – Summary of Significant Accounting Policies (continued)

During December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands annual disclosures in an entity’s income tax rate reconciliation table and requires annual disclosures regarding cash taxes paid both in the U.S. (federal, state and local) and foreign jurisdictions. The amendments in this ASU are effective for annual periods beginning after December 31, 2024, although early adoption is permitted. The Company is evaluating the potential impact of this guidance on its consolidated financial statement disclosures.

During November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. This guidance is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company expects to adopt this guidance in its fiscal year beginning January 1, 2027. The Company is evaluating the potential impact of this guidance on its consolidated financial statement disclosures

Note 3 – Note Receivable

The Company entered into certain agreements with Elite 4 Conferences (“E4C”) related to the production and sponsorship of certain conference championship events that occurred during 2023 in India (“2023 Championship”). The Company agreed to pay $30,000 for sponsorship of the events and collaborated with E4C to help produce the esports segment of the events. The Company and E4C agreed to a revenue sharing arrangement for the events, however, there was no significant revenue generated from the events and the Company did not receive any revenue from the events.

As part of the collaboration with E4C, the Company provided E4C with a loan of $70,000 to help fund the events. The loan bears interest at a rate of 6% per annum and is payable as follows; (i) through revenue generated from the events, if applicable, (ii) from proceeds received by E4C in the future from any financing of $1,000,000 or more, if applicable, and (iii) by the maturity date of April 3, 2024 for any amounts still outstanding as of that date. At December 31, 2023, E4C had not made any payments on the note receivable. Management evaluated the collectability of this note and determined that it was probable that these funds would not be collectable. As such, management wrote-down the note to nil and recorded the $70,000 as sales and marketing expenses as these funds were utilized for the 2023 Championship.

Note 4 – Property and Equipment

Property and equipment consisted of the following as of:

	December 31, 2024	December 31, 2023
Furniture and fixtures	16,715	13,967
Office and computer equipment	83,408	21,413
Accumulated depreciation and impairment	(100,123)	(5,748)
Property and equipment, net	-	29,632

Depreciation expense was approximately $17,200 and $5,700 for 2024 and 2023, respectively. During 2024, the Company terminated its operating leases and has significantly reduced its operations in India. As a result, management has determined that the Company’s property and equipment, which is located exclusively in India, is impaired. Therefore, property and equipment has been written down to its estimated realizable value and an impairment charge of approximately $80,000 has been recorded for 2024.

Note 5 – Advances to Suppliers and Impairment

During 2023 and 2022, the Company made payments for the creation of a software platform (“Platform”) and mobile application (“App”), which had not been placed in service as of December 31, 2023. At December 31, 2023, the Company had discontinued the development of both the Platform and the App and does not currently expect to receive any benefit from the costs incurred to develop these products. Therefore, during 2023 the Company has recorded an impairment charge for the entire amount of costs incurred for these products, which was approximately $1,818,000.

Note 6 – Leases

The Company had various leases in India that were classified as operating leases. The Company’s leases had terms that varied from 22 to 36 months. The Company used its expected incremental borrowing rate of 10.0% in determining the value of the right-of-use asset and lease liability associated with these leases. During December 2024, the Company exercised its termination rights under the leases and made final total payments of approximately $28,000 to terminate these leases. The total cash paid for operating leases (including termination payments) for 2024 and 2023 was approximately $103,000 and $46,000 and the operating lease cost recorded in the Consolidated Statements of Operations and Comprehensive Loss approximated $105,000 and $49,000, respectively. As of December 31, 2024, the Company has no operating leases in use and there are no future operating lease payments.

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	December 31, 2024	December 31, 2023
Accounts payable	$69,188	$94,397
Other accrued expenses	12,890	58,026
Total	$82,078	$152,423

Note 8 – Related Party Transactions

During 2024 and 2023, the Company’s Board of Directors earned a total board stipend of approximately $145,000 and $96,000, respectively. During 2024 and 2023, the Company paid the Board Chairman $96,000 and $10,000 for additional consulting services provided.

During 2023, the Company paid $30,000 to a company for planning and consulting services. The Company’s former Chief Executive Officer was a board member of this company until June 2023.

Note 9 – Note Payable

During August 2023, the Company entered into an agreement with a financing institution for payment of certain of the Company’s insurance policies. The financing agreement was payable over a ten-month period ending May 2024 with monthly payments of principal and interest (8.75%) totaling $13,294 per month. At December 31, 2023, approximately $65,000 of principal is outstanding under this agreement, and $93,000 is recorded in prepaid expenses.

Note 10 - Stockholders’ Equity

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of $0.0001 par value preferred stock. At December 31, 2024 and 2023, there were nil shares issued and outstanding.

Common Stock

The Company has authorized the issuance of 100,000,000 shares of $0.0001 par value common stock. At December 31, 2024 and 2023, there were 27,936,503   and 21,191,593 shares issued and outstanding, respectively.

During 2024, the Company issued 6,744,910 shares of common stock to consultants and board members for total fair value of approximately $48,000. During 2023, the Company issued 350,000 and 420,000 shares of common stock to consultants and a supplier for total fair value of approximately $362,000 and $231,000, respectively. The 420,000 shares of common stock were recorded as part of the Advances to Suppliers as of December 31, 2023.

Warrants

During 2023, the Company issued warrants (“2023 Consultant Warrants”) to purchase up to 170,000 shares of the Company’s common stock in exchange for the provision of services. The 2023 Consultant Warrants have an exercise price of $3.00 per share, expire 6 years from the date of issuance, with 25% vested in the first quarter of 2023 and the remaining shares vested quarterly through December 31, 2023.

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

During 2021, the Company granted 2021 Consultant Warrants to three individuals (“Consultants”) that are advising the Company on developing, establishing, operating, commercializing, marketing, promoting, and expanding the Company’s esports business with an aim to commercialize esports tournaments, esports sponsorships, esports advertising revenues, esports merchandise revenues, esports broadcast revenues, esports video revenues, esports game development and marketing and distribution revenues, and all other manner of esports revenue streams for the benefit of the Company. The Consultant Warrants have an exercise price of $1.00 share and expire in five years with 250,000 of these warrants vested immediately and the balance of 750,000 warrants having provisions making the vesting contingent on the Consultants’ performance in meeting goals and milestones set quarterly by the Company. Specifically, the Company will consult with the Consultants and reach agreement on the Consultants’ goals and milestones at the beginning of each calendar quarter. Out of the 750,000 unvested warrants, 62,500 warrants vest at the end of each quarter, beginning with the quarter ended March 31, 2022, provided in the Company’s judgement the Consultants have made satisfactory progress over the course of the quarter in meeting set goals and milestones. At December 31, 2024, all of these warrants were vested.

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

Note 10 - Stockholders’ Equity (continued)

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

The fair value of the 2023 Consultant Warrants and 2021 Consultant Warrants are being amortized to expense over their vesting period. The Company recorded total expense of approximately $186,000 and $277,000 during 2024 and 2023, respectively. At December 31, 2024, there was no unamortized warrant expense and all warrants were fully vested.

At December 31, 2024, the Company had the following warrants outstanding:

	Outstanding	Ex Price	Exercisable	Ex Price
2021 Consultant Warrants	1,000,000	$1.00	1,000,000	$1.00
IPO Warrants	172,500	$6.60	172,500	$6.60
PIPE Warrants	1,886,793	$2.90	1,886,793	$2.90
Placement Agent Warrants	339,623	$2.92	339,623	$2.92
2023 Consultant Warrants	170,000	$3.00	170,000	$3.00
Total Warrants	3,568,916		3,568,916

Note 11 – Income Taxes

Significant components of the Company’s noncurrent deferred tax assets and liabilities as of December 31, consist of the following:

	2024	2023

Deferred tax assets:
Net operating loss carryforwards	$1,876,000	$1,623,000
Capitalzed software – IRC 174	320,000	441,000
Other assets	-	10,000
Valuation allowance	(2,190,000)	(2,074,000)

Total deferred tax assets, noncurrent	6,000	-

Deferred tax liabilities:
Other	6,000	-

Total deferred tax liabilities, noncurrent	6,000	-

Total net deferred tax assets and liabilities	$-	$-

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

Note 11 – Income Taxes (continued)

Income taxes computed at the statutory federal income tax rate of 21% are reconciled to the provision for income taxes as follows:

	2024		2023
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings

Income tax benefit at statutory rate	$(489,000)	21.0%	$(1,424,000)	21.0%
State income taxes, net of federal benefit	-	0.0%	(336,000)	5.0%
Nondeductible expenses	39,000	(1.7)%	73,000	(1.1)%
Foreign rate differential	(35,000)	1.5%	(25,000)	0.3%
Other	-	0.0%	(52,000)	0.8%
Prior period deferred tax true up	278,000	(11.9)%	-	0.0%
Change in state tax rate	91,000	(3.9)%	-	0.0%
Change in valuation allowance	$116,000	(5.0)%	$1,764,000	(26.0)%

Provision for income tax benefit	$-	0.0%	$-	0.0%

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

At December 31, 2024 and 2023, the Company has provided a full valuation allowance against its net deferred assets in the U.S and India tax jurisdictions, since realization of these benefits is not more likely than not. The valuation allowance increased approximately $116,000 from the prior year. At December 31, 2024, the Company had U.S. federal net operating loss carryforwards of approximately $7,068,000, which will carry forward indefinitely. At December 31, 2024, the Company had U.S. state net operating loss carryforwards of approximately $1,174,000, which will begin to expire in 2041 and the Company had foreign net operating loss carryforwards of approximately $1,239,000, which will begin to expire in 2030.

The Company had no unrecognized tax benefits as of December 31, 2024 and 2023. The Company does not anticipate a significant change in total unrecognized tax benefits within the next 12 months. Tax years 2021 to 2023 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Note 14 – Sales and Marketing Expense

Sales and marketing costs are expensed as incurred and include expenses associated with Esport events sponsored by the Company, including the MOGO National Championship 2.0, which occurred in September 2023. The Company expenses advertising costs as incurred. Advertising expense consists primarily of event sponsorships and social media advertising and totaled approximately $673,000 for 2023. Advertising expense was nil for 2024.

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

At December 31, 2024 and 2023, there were 3,568,916 warrants outstanding. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted net loss per share is the same as basic net loss per share for all periods presented.

Note 16 – Subsequent Events

During January and February 2025, the Company issued 16,225,000 shares of common stock to various consultants, executive officers and board members at a total fair value of approximately $116,000.

Management has evaluated the subsequent events for disclosure in these consolidated financial statements through March 31, 2025, the date these consolidated financial statements were available for issuance, and determined that no other events have occurred that would require adjustment to or disclosure in these consolidated financial statements.