Form 10-Q
period 2025-03-31
Mobile Global Esports, Inc.
filed 2025-05-20
CIK 1886362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2025

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

As of May 20, 2025, there were 45,661,503 shares of the registrant’s common stock outstanding.

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

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes from the risk factors previously disclosed therein, except as set in the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. The forward-looking statements in this Quarterly Report are only predictions, and we may not actually achieve the plans, intentions or expectations included in our forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MOBILE GLOBAL ESPORTS INC.

Condensed Balance Sheets

		March 31,	December 31,
		2025	2024
	Note	(unaudited)	(audited)

Assets

Current assets:
Cash		$700,974	$928,619
Prepaid expenses		107,865	137,094

Total current assets		808,839	1,065,713

Other long-term assets		157	15,606

Total assets		$808,996	$1,081,319

Liabilities

Current liabilities:
Accounts payable and accrued expenses	3	$77,039	$82,078

Total current liabilities		77,039	82,078

Commitments and contingencies	6

Stockholders’ equity	5

Preferred stock; $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding		-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 44,161,503 and 27,936,503 shares issued and outstanding		4,416	2,793
Additional paid-in capital		11,774,792	11,660,365
Accumulated deficit		(11,026,529)	(10,642,727)
Accumulated other comprehensive loss		(5,960)	(6,322)

Total stockholders' equity - Mobile Global Esports Inc.		746,719	1,014,109
Non-controlling interest		(14,762)	(14,868)
Total stockholders’ equity		731,957	999,241

Total liabilities and stockholders' equity		$808,996	$1,081,319

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2025 and 2024

		Three Months	Three Months
		Ended	Ended
	Note	March 31, 2025	March 31, 2024

Revenue	2	$1,564	$-

Cost of revenue		-	-

Gross profit		1,564	-

Operating expenses:
General and administrative expenses	7	398,147	617,374
Total operating expenses		398,147	617,374

Loss from operations		(396,583)	(617,374)

Interest income		21	129
Interest expense		-	(1,382)
Gain on sale of property and equipment	2	12,866	-

Net loss before income taxes		(383,696)	(618,627)

Income tax expense		-	-

Net loss		$(383,696)	$(618,627)

Net income (loss) - non-controlling interest		$106	$(1,381)
Net loss attributable to Mobile Global Esports Inc.		$(383,802)	$(617,246)

Net loss per share attributable to common stockholders, basic and diluted		$(0.01)	$(0.03)

Weighted average common shares outstanding, basic and diluted		38,087,336	21,191,593

Comprehensive loss:
Net loss		(383,696)	(618,627)
Unrealized gain (loss) on foreign currency translation		362	(300)

Total comprehensive loss		$(383,334)	$(618,927)
Comprehensive gain (loss) attributable to non-controlling interest		106	(1,381)
Comprehensive loss - Mobile Global Esports Inc.		(383,440)	(617,546)

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Condensed Statements of Stockholders’ Equity (Unaudited)

For the three months ended March 31, 2025 and 2024

					Accumulated
			Additional		Other	Non-	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Interest	Equity

Balance, December 31, 2024	27,936,503	$2,793	$11,660,365	$(10,642,727)	$(6,322)	$(14,868)	$999,241

Issuance of common stock for services	16,225,000	1,623	114,427	-	-	-	116,050

Other comprehensive gain	-	-	-	-	362	-	362

Net loss	-	-	-	(383,802)	-	106	(383,696)

Balance, March 31, 2025	44,161,503	$4,416	$11,774,792	$(11,026,529)	$(5,960)	$(14,762)	$731,957

Balance, December 31, 2023	21,191,593	$2,119	$11,427,419	$(8,322,769)	$(3,032)	$(6,531)	$3,097,206

Fair value of warrants issued for services	-	-	46,480	-	-	-	46,480

Other comprehensive loss	-	-	-	-	(300)	-	(300)

Net loss	-	-	-	(617,246)	-	(1,381)	(618,627)

Balance, March 31, 2024	21,191,593	$2,119	$11,473,899	$(8,940,015)	$(3,332)	$(7,912)	$2,524,759

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three Months	Three Months
	Ended	Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities

Net loss	$(383,696)	$(618,627)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	-	2,794
Fair value of warrants issued for services	-	46,480
Common stock issued for services	116,050	-
Amortization of right of use assets	-	12,934
Changes in operating assets and liabilities:
Prepaid expenses	29,320	(31,828)
Other assets	15,269	263
Accounts payable and accrued expenses	(4,879)	177,655
Related party payable	-	62,618
Operating lease liabilities	-	(12,921)

Net cash used in operating activities	(227,936)	(360,632)

Cash flows from investing activities

Payments for property and equipment	-	(5,469)

Net cash used in investing activities	-	(5,469)

Cash flows from financing activities

Repayment of note payable	-	(38,740)

Net cash provided by financing activities	-	(38,740)

Effect of exchange rate changes on cash and restricted cash	291	(242)

Net increase in cash and restricted cash	(227,645)	(405,083)

Cash and restricted cash as of beginning of period	928,619	3,174,703

Cash and restricted cash as of end of period	$700,974	$2,769,620

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024 (unaudited)

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

During July 2022, MOGO Esports Private Limited (“MOGO Pvt Ltd”) was established and incorporated in India by certain shareholders of MOGO Inc. During November 2022, MOGO Inc acquired approximately 99% of MOGO Pvt Ltd. MOGO Pvt Ltd comprised approximately 18.8% and 14.6% of the Company’s total assets as of March 31, 2025 and December 31, 2024, and (2.3%) and 18.7% of the Company’s net loss for the three months ended March 31, 2025 and 2024, respectively.

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

Interim financial statements

The unaudited condensed financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the year ending December 31, 2025.

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

The Company has approximately $701,000 of cash and an accumulated deficit of approximately $11,027,000 as of March 31, 2025. Management believes that the Company will need to raise additional capital to continue to operate for the next 12 months from the date of the issuance of the consolidated financial statements. The failure of the Company to raise additional capital and achieve its business objectives could have a material adverse effect on the Company’s results of operations. These conditions, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024 (unaudited)

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

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, amounts held in escrow and all highly-liquid debt instruments with original maturities of three months or less. At March 31, 2025 and December 31, 2024, the Company did not have any cash equivalents.

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

During 2024, the Company terminated its operating leases and significantly reduced its operations in India. As a result, management determined that the Company’s property and equipment, which is located exclusively in India, was impaired. During 2024, the property and equipment was written down to its estimated realizable value. During the three months ended March 31, 2025, the Company was able to sell some of the property and equipment for approximately $13,000, which was recorded as a gain on sale of property and equipment.

Leases

The Company leased office space in India under non-cancelable lease arrangements through MOGO Pvt Ltd. During December 2024, the Company exercised its termination rights under the leases and made final total payments of approximately $28,000 to terminate these leases.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024 (unaudited)

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

At March 31, 2025 and December 31, 2024, the Company did not identify any assets or liabilities required to be presented on the balance sheet at fair value.

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

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024 (unaudited)

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

During the three months ended March 31, 2025, the Company received approximately $1,600 of revenue from prize money earned from teams that it sponsored for certain Esports competitions.

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

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024 (unaudited)

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

Segments

The Company has one reportable segment, which is the development of esports. At March 31, 2025 and December 31, 2024, 81.2% and 85.4% of the Company’s consolidated total assets are located within the United States of America.

Recent Accounting Pronouncements

During 2023, the FASB issued ASU No. 2023-09, Income Taxes. ASU No. 2023-09 amends income tax disclosures to provide information to better asses how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The new guidance requires the entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company has adopted the provisions of ASU No. 2023-09 and the adoption did not have a material impact on the Company.

During 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280). ASU No. 2023-07 was issued to improve the disclosures about a public entity's reportable segments and requires more detailed information about a reportable segment's expenses. The primary focus of ASU No. 2023-07 is enhanced disclosures about significant segment expenses. The guidance is applicable and effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted the provisions of ASU No. 2023-07 and the adoption did not have a material impact on the Company.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024 (unaudited)

Note 3 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	March 31, 2025	December 31, 2024
Accounts payable	$8,189	$69,188
Accrued consulting and professional fees	60,375	-
Other accrued expenses	8,475	12,890
Total	$77,039	$82,078

Note 4 – Related Party Transactions

During the three months ended March 31, 2025, the Company made payments of approximately $156,000 to certain stockholders for consulting services provided to the Company, which included payments to the Chief Executive Officer, Chief Operating Officer and a board member. In addition, during the three months ended March 31, 2025, the Company issued 14,625,000 shares of common stock valued at approximately $103,000 to various consultants for services provided.

During the three months ended March 31, 2025 and 2024, the Company incurred a total of $20,350 and $30,000 and for the quarterly board stipend payable to the Board of Directors for services provided. During the three months ended March 31, 2025, the Company issued 1,600,000 shares of common stock valued at approximately $13,000 for a portion of the payment for the board stipend.

During the three months ended March 31, 2024, the Company paid a stockholder $12,000 for consulting services.

Included in related party payable as of March 31, 2024 was approximately $62,000, which was loaned to the Company by the Company’s Chief Executive Officer (“CEO”) and another stockholder. This amount was repaid in May 2024.

Note 5 – Stockholders’ Equity

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of $0.0001 par value preferred stock. At March 31, 2025 and December 31, 2024, there were nil shares issued and outstanding.

Common Stock

The Company has authorized the issuance of 100,000,000 shares of $0.0001 par value common stock. At March 31, 2025 and December 31, 2024, there were 44,161,503 and 27,936,503 shares issued and outstanding.

Warrants

At March 31, 2025, the Company had the following warrants outstanding:

	Outstanding	Ex Price	Exercisable	Ex Price
2021 Consultant Warrants	1,000,000	$1.00	1,000,000	$1.00
IPO Warrants	172,500	$6.60	172,500	$6.60
PIPE Warrants	1,886,793	$2.90	1,886,793	$2.90
Placement Agent Warrants	339,623	$2.92	339,623	$2.92
2023 Consultant Warrants	170,000	$3.00	170,000	$3.00
Total Warrants	3,568,916		3,568,916

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024 (unaudited)

Note 6 – Commitments and Contingencies

Legal

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business. There is currently no litigation that management believes will have a material impact on the financial position of the Company.

Note 7 – General and Administrative Expense

General and administrative costs are expensed as incurred and primarily include consultant costs in the U.S. and India, public filing fees, travel expenses, and professional fees.

Note 8 – Net Loss Per Share

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

At March 31, 2025 and December 31, 2024, there were 3,568,916 warrants outstanding. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted net loss per share is the same as basic net loss per share for all periods presented.

Note 9 – Subsequent Events

During April 2025, the Company issued 1,500,000 shares of common stock to various consultants at a total fair value of approximately $68,000.

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

SII is an American branding, marketing and sports promotion company that, through subsidiaries and affiliates primarily in India and Pakistan, enters into exclusive long-term arrangements with universities for the purpose of promoting, expanding and commercializing university sports programs, creating professional opportunities for university athletes and alumni and developing and marketing university and event-branded merchandise. The SII esports business, which has now been transferred to and is operated by MOGO, is the only business in India to organize and sponsor an officially-sanctioned national championship for university esports. At March 31, 2025, SII holds a 9.5% minority common share interest in MOGO, and thus has no controlling interest in MOGO.

Components of Statements of Operations

Revenue and Cost of Revenue

We have not generated any significant revenue or cost of revenue to date.

General and Administrative Expenses

General and administrative expenses consist principally of consultant costs in the U.S. and India, public filing fees, travel expenses, and professional fees.

Critical Accounting Estimates

We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2024 Form 10K, and that disclosure should be read in conjunction with the Quarterly Report on Form 10-Q. There have been no material changes during the three months ended March 31, 2025 to our critical accounting policies, significant judgments and estimates disclosed in our Form 10K.

Results of Operations

Three months Ended March 31, 2025 compared with the Three months Ended March 31, 2024

The following table summarizes the results of our operations for the three months ended March 31, 2025 and 2024, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	March 31,		$	%
	2025	2024	Change	Change
Revenue	$1,564	$—	$1,564	*
Costs and expenses:
Cost of revenue	—	—	—	*
General and administrative	398,147	617,374	(219,227)	(36%)
Total costs and expenses	398,147	617,374	(219,227)	(36%)
Loss from operations	(396,583)	(617,374)	220,791	36%
Interest income	21	129	(108)	(84%)
Interest expense	-	(1,382)	(1,382)	*
Gain on sale of property and equipment	12,866	-	12,866	*
Net loss	$(383,696)	$(618,627)	$234,931	38%

*	Not meaningful

General and Administrative Expenses

General and administrative expenses were approximately $398,000 for the three months ended March 31, 2025, compared with $617,000 for the three months ended March 31, 2024. The decrease in general and administrative expenses was primarily driven by an increase of approximately $128,000 in professional and consulting fees offset by a decrease of approximately $69,000 in compensation to U.S. personnel, $139,000 in accounting and legal fees, $17,000 in insurance and board stipend fees, and $124,000 in expenses incurred by MOGO Pvt Ltd.

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024, we had cash of approximately $701,000 and $929,000, respectively.

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

Cash Flows

The following table summarizes our sources and uses of cash:

	Three months Ended
	March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(227,936)	$(360,632)
Investing activities	-	(5,469)
Financing activities	-	(38,740)
Effect of exchange rate changes on cash	291	(242)
Net decrease in cash	$(227,645)	$(405,083)

Operating Activities

Net cash used in operating activities decreased by approximately $133,000 for the three months ended March 31, 2025 compared with the three months ended March 31, 2024. The decrease was primarily due to a decrease in net loss of approximately $235,000 and an increase in non-cash expenses for stock and warrants issued for services of $70,000 offset by a change in operating assets and liabilities of $156,000.

Investing Activities

Net cash used in investing activities decreased by approximately $5,000 for the three months ended March 31, 2025 compared with the three months ended March 31, 2024. The decrease was due to a decrease in the amount of payments for property and equipment.

Financing activities

Net cash used in financing activities changed by approximately $39,000 for the three months ended March 31, 2025 compared with the three months ended March 31, 2024. The change was due to a decrease in payments on the note payable for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this quarterly report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1. We lack the necessary corporate accounting resources to maintain adequate segregation of duties.

2. We did not perform an effective risk assessment or monitor internal controls over financial reporting or our cyber security environment.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

We are not currently subject to any legal proceedings or claims, however, we may become subject to legal proceedings and claims arising in connection with the normal course of our business.

Item 1A. Risk Factors.

RISK FACTORS

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes from the risk factors previously disclosed therein, except as set forth below;

We will require additional financing in order to implement and execute our business plan, and we cannot be certain that such additional financing will be available on reasonable terms when required, or at all.

As of March 31, 2025, we had a cash balance of approximately $701,000. We believe we may need to raise additional funding to meet our cash, operational and liquidity requirements to continue operating for at least 12 months after the date of this quarterly report.

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

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Document
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
101*	The following materials from Mobile Global Esports Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Extensible Business Reporting Language (iXBRL): (i) Balance Sheets as of March 31, 2025 (unaudited) and December 31, 2024, (ii) Statements of Operations (unaudited) for the three months ended March 31, 2025 and 2024, (iii) Statements of Cash Flows (unaudited) for the three months ended March 31, 2025 and 2024 and (iv) Notes to Financial Statements (unaudited).
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE GLOBAL ESPORTS INC.

DATE: May 20, 2025	By:	/s/ Brett Rosin
Brett Rosin
Director and Chief Executive Officer

MOBILE GLOBAL ESPORTS INC.

DATE: May 20, 2025	By:	/s/ Mark J. Keeley
Mark J. Keeley
Chief Financial Officer Consultant