Form 10-Q
period 2025-06-30
Mobile Global Esports, Inc.
filed 2025-08-14
CIK 1886362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2025

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	MGAM	OTC Pink Sheets

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

As of August 12, 2025, there were 47,541,503 shares of the registrant’s common stock outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MOBILE GLOBAL ESPORTS INC.

Condensed Balance Sheets

		June 30,	December 31,
		2025	2024
	Note	(unaudited)	(audited)

Assets

Current assets:
Cash		$595,476	$928,619
Prepaid expenses		101,137	137,094

Total current assets		696,613	1,065,713

Software in progress		40,000	-
Other long-term assets		-	15,606

Total assets		$736,613	$1,081,319

Liabilities

Current liabilities:
Accounts payable and accrued expenses	3	$152,331	$82,078
Notes payable	4	87,566	-

Total current liabilities		239,897	82,078

Commitments and contingencies	7

Stockholders’ equity	6

Preferred stock; $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding		-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 46,541,503 and 27,936,503 shares issued and outstanding		4,654	2,793
Additional paid-in capital		11,989,314	11,660,365
Accumulated deficit		(11,474,918)	(10,642,727)
Accumulated other comprehensive loss		(6,763)	(6,322)

Total stockholders’ equity - Mobile Global Esports Inc.		512,287	1,014,109
Non-controlling interest		(15,571)	(14,868)
Total stockholders’ equity		496,716	999,241
Total liabilities and stockholders’ equity		$736,613	$1,081,319

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2025 and 2024

		Six Months	Six Months	Three Months	Three Months
		Ended	Ended	Ended	Ended
	Note	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenue		$1,564	$-	$-	$-

Cost of revenue		-	-	-	-

Gross profit		1,564	-	-	-

Operating expenses:
Research and development expenses		-	-	-	-
Selling, general and administrative expenses		845,525	1,114,199	447,378	496,585
Total operating expenses		845,525	1,114,199	447,378	496,585

Loss from operations		(843,961)	(1,114,199)	(447,378)	(496,585)

Interest income		27	177	6	48
Interest expense		(1,826)	(1,430)	(1,826)	(288)
Gain on sale of property and equipment		12,866	-	-	-

Net loss before income taxes		(832,894)	(1,115,452)	(449,198)	(496,825)

Income tax expense		-	-	-	-

Net loss		$(832,894)	$(1,115,452)	$(449,198)	$(496,825)

Net loss - non-controlling interest		$(703)	$(3,565)	$(809)	$(2,184)
Net loss attributable to Mobile Global Esports Inc.		$(832,191)	$(1,111,887)	$(448,389)	$(494,641)

Net loss per share attributable to common stockholders, basic and diluted		$(0.02)	$(0.05)	$(0.01)	$(0.02)

Weighted average common shares outstanding, basic and diluted		41,793,575	21,214,048	45,459,085	21,236,503

Comprehensive loss:
Net loss		(832,894)	(1,115,452)	(449,198)	(496,825)
Unrealized gain (loss) on foreign currency translation		(441)	3,071	(803)	3,370

Total comprehensive loss		$(833,335)	$(1,112,381)	$(450,001)	$(493,455)
Comprehensive loss attributable to non-controlling interest		(703)	(3,565)	(809)	(2,184)
Comprehensive loss - Mobile Global Esports Inc.		(832,632)	(1,108,816)	(449,192)	(491,271)

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Condensed Statements of Stockholders’ Equity (Unaudited)

For the three and six months ended June 30, 2025 and 2024

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Non-controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Interest	Equity

Balance, December 31, 2024	27,936,503	$2,793	$11,660,365	$(10,642,727)	$(6,322)	$(14,868)	$999,241

Issuance of common stock for services	16,225,000	1,623	114,427	-	-	-	116,050

Other comprehensive gain	-	-	-	-	362	-	362

Net loss	-	-	-	(383,802)	-	106	(383,696)

Balance, March 31, 2025 (unaudited)	44,161,503	4,416	11,774,792	(11,026,529)	(5,960)	(14,762)	731,957

Issuance of common stock for services	1,500,000	150	80,350	-	-	-	80,500

Issuance of common stock with warrants	420,000	42	104,958	-	-	-	105,000

Issuance of common stock with notes payable	460,000	46	29,214	-	-	-	29,260

Other comprehensive loss	-	-	-	-	(803)	-	(803)

Net loss	-	-	-	(448,389)	-	(809)	(449,198)

Balance, June 30, 2025 (unaudited)	46,541,503	$4,654	$11,976,814	$(11,474,918)	$(6,763)	$(15,571)	$496,716

Balance, December 31, 2023	21,191,593	$2,119	$11,427,419	$(8,322,769)	$(3,032)	$(6,531)	$3,097,206

Fair value of warrants issued for services	-	-	46,480	-	-	-	46,480

Other comprehensive loss	-	-	-	-	(300)	-	(300)

Net loss	-	-	-	(617,246)	-	(1,381)	(618,627)

Balance, March 31, 2024 (unaudited)	21,191,593	2,119	11,473,899	(8,940,015)	(3,332)	(7,912)	2,524,759

Fair value of warrants issued for services	-	-	46,480	-	-	-	46,480

Issuance of common stock	44,910	4	7,496	-	-	-	7,500

Other comprehensive loss	-	-	-	-	3,370	-	3,370

Net loss	-	-	-	(494,641)	-	(2,184)	(496,825)

Balance, June 30, 2024 (unaudited)	21,236,503	$2,123	$11,527,875	$(9,434,656)	$38	$(10,096)	$2,085,284

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2025 and 2024

	Six months ended
	June 30, 2025	June 30, 2024
	unaudited	unaudited

Cash flows from operating activities

Net loss	$(832,894)	$(1,115,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	196,550	7,500
Amortization of debt discount	1,826	-
Depreciation	-	5,304
Fair value of warrants issued for services	-	92,960
Amortization of right of use assets	-	27,160
Changes in operating assets and liabilities:
Prepaid expenses	35,994	42,110
Other assets	15,516	(4,544)
Accounts payable and accrued expenses	70,388	(62,463)
Operating lease liabilities	-	(27,106)

Net cash used in operating activities	(512,620)	(1,034,531)

Cash flows from investing activities

Advances to suppliers for software	(40,000)	-
Payments for property and equipment	-	(40,574)

Net cash used in investing activities	(40,000)	(40,574)

Cash flows from financing activities

Issuance of common stock with warrants	105,000	-
Issuance of notes payable	115,000
Repayment of note payable	-	(65,040)

Net cash provided by financing activities	220,000	(65,040)

Effect of exchange rate changes on cash	(523)	(1,070)

Net decrease in cash	(333,143)	(1,141,215)

Cash as of beginning of period	928,619	3,174,703

Cash cash as of end of period	$595,476	$2,033,488

Supplemental disclosure of cash flow information

Right of use assets obtained on operating lease commencement	$-	$24,634

Warrants issued with notes payable	$29,260	$-

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024 (unaudited)

Note 1 – Organization and Basis of Presentation

Organization

Mobile Global Esports Inc. (“MOGO Inc” or “MGAM”) was incorporated on March 11, 2021 under the laws of the State of Delaware. The Company was originally named Elite Esports, Inc. but changed its name to Mobile Global Esports Inc. on April 21, 2021. During July 2022, MOGO Esports Private Limited (“MOGO Pvt Ltd”) was established and incorporated in India. During June 2025, MOGO Pvt LTD was determined to have no value and was removed from MOGO Inc.’s records. Also, during June 2025, MGAM announced the beta launch of its flagship product, Dominus Sports, integrated with PUHZL, MGAM’s proprietary artificial intelligence platform. Dominus Baseball is the first product that has been developed by MGAM. Dominus introduces true-to-life simulation gameplay by turning live sports data into full 9-inning box scores using MGAM’s proprietary algorithms. The platform supports collaborative, role-based team ownership, enabling groups of users to manage teams as owners, scouts, coordinators, and general managers in a dynamic, strategic environment. PUHZL uses a combination of deterministic modeling and predictive modeling to drive in-app conversions, delivering personalized suggestions, adaptive chat experiences, and intelligent alerts that evolve with each user’s behavior.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Interim financial statements

The unaudited condensed financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the year ending December 31, 2025.

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

The Company has approximately $595,000 of cash and an accumulated deficit of approximately $11,475,000 as of June 30, 2025. Management believes that the Company will need to raise additional capital to continue to operate for the next 12 months from the date of the issuance of the consolidated financial statements. The failure of the Company to raise additional capital and achieve its business objectives could have a material adverse effect on the Company’s results of operations. These conditions, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024 (unaudited)

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

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, amounts held in escrow and all highly-liquid debt instruments with original maturities of three months or less. At June 30, 2025 and December 31, 2024, the Company did not have any cash equivalents.

Software in progress

The Company capitalizes internal-use software based on the guidance in Accounting Standards Codification (“ASC”) 350-40, Intangibles-Goodwill and Other-Internal-Use Software. The Company expenses costs during the preliminary project stage and capitalizes costs incurred during the application development stage until the software is substantially complete and ready for its intended use. Once the internal-use software is ready for its intended use, costs associated with training and routine maintenance are expensed as incurred. Significant enhancements and ugrades to the software are capitalized provided it is probably that these expenditures will result in additional functionality.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024 (unaudited)

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

At June 30, 2025 and December 31, 2024, the Company did not identify any assets or liabilities required to be presented on the balance sheet at fair value.

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

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024 (unaudited)

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

During the six months ended June 30, 2025, the Company received approximately $1,600 of revenue from prize money earned from teams that it sponsored for certain Esports competitions.

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

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024 (unaudited)

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

Segments

The Company has one reportable segment, which is the development of esports. At June 30, 2025 and December 31, 2024, 89.7% and 85.4% of the Company’s consolidated total assets are located within the United States of America.

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

During 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280). ASU No. 2023-07 was issued to improve the disclosures about a public entity’s reportable segments and requires more detailed information about a reportable segment’s expenses. The primary focus of ASU No. 2023-07 is enhanced disclosures about significant segment expenses. The guidance is applicable and effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted the provisions of ASU No. 2023-07 and the adoption did not have a material impact on the Company.

Note 3 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	June 30, 2025	December 31, 2024
Accounts payable	$60,956	$69,188
Accrued consulting and professional fees	91,375	-
Other accrued expenses	-	12,890
Total	$152,331	$82,078

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024 (unaudited)

Note 4 – Notes Payable

During June 2025, the Company entered into several note payable agreements totaling $115,000. The principal and interest (at 6% per annum) will be due and payable in June 2026. Each holder of a note payable also received shares of common stock equal to the principal amount of the note payable divided by $0.25 upon issuance of the respective note payable. There were 460,000 shares of common stock issued with the notes payable at a value of approximately $29,000. The value of the common stock issued was recorded as a debt discount on the notes payable and is amortized to interest expense over the term of the notes payable on a straight-line basis, which is not materially different from the effective interest method. The common shares issued contain certain time restrictions on when they can be sold by the recipient.

Note 5 – Related Party Transactions

During the three and six months ended June 30, 2025, the Company made payments of approximately $72,000 and $227,000, respectively, to certain stockholders for consulting services provided to the Company, which included payments to the Chief Executive Officer, Chief Operating Officer and a board member. In addition, during the three and six months ended June 30, 2025, the Company issued 1,500,000 and 16,125,000 shares of common stock valued at approximately $81,000 and $184,000, respectively, to various consultants for services provided.

During the three and six months ended June 30, 2025 and 2024, the Company incurred a total of nil and $13,000, and $30,000 and $60,000, respectively, for the quarterly board stipend payable to the Board of Directors for services provided. During the six months ended June 30, 2025, the Company issued 1,600,000 shares of common stock valued at approximately $13,000 for payment of the board stipend.

During the three and six months ended June 30, 2024, the Company paid a stockholder $12,000 and $24,000, respectively, for consulting services.

During May 2024, the Company repaid $62,000, which was loaned to the Company by the Company’s Chief Executive Officer (“CEO”) and another stockholder.

Note 6 – Stockholders’ Equity

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of $0.0001 par value preferred stock. At June 30, 2025 and December 31, 2024, there were nil shares issued and outstanding.

Common Stock

The Company has authorized the issuance of 100,000,000 shares of $0.0001 par value common stock. At June 30, 2025 and December 31, 2024, there were 46,541,503 and 27,936,503 shares issued and outstanding.

During June 2025, the Company issued 420,000 shares of common stock with warrants to purchase up to 420,000 shares of common stock (“2025 Warrants”) at an exercise price of $0.26 per share through a private stock offering. The total purchase price was $0.25 per share and warrant. The Company recorded the value of the common stock with warrant in common stock and additional-paid-in capital.

Warrants

At June 30, 2025, the Company had the following warrants outstanding:

	Outstanding	Ex Price	Exercisable	Ex Price
2021 Consultant Warrants	1,000,000	$1.00	1,000,000	$1.00
IPO Warrants	172,500	$6.60	172,500	$6.60
PIPE Warrants	1,886,793	$2.90	1,886,793	$2.90
Placement Agent Warrants	339,623	$2.92	339,623	$2.92
2025 Warrants	420,000	$0.26	420,000	$0.26
2023 Consultant Warrants	170,000	$3.00	170,000	$3.00
Total Warrants	3,988,916		3,988,916

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024 (unaudited)

Note 7 – Commitments and Contingencies

Legal

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business. There is currently no litigation that management believes will have a material impact on the financial position of the Company.

Note 8 – Selling, General and Administrative Expense

Selling, general and administrative costs are expensed as incurred and primarily include consultant costs in the U.S. and India, public filing fees, travel expenses, and professional fees.

Note 9 – Net Loss Per Share

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

At June 30, 2025 and December 31, 2024, there were 3,988,916 warrants outstanding. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted net loss per share is the same as basic net loss per share for all periods presented.

Note 10 – Subsequent Events

During July 2025 and August 2025, the Company issued 1,000,000 shares of common stock to various consultants at a total fair value of approximately $185,000.

During August 2025, the Company issued convertible promissory notes (“Notes”) in the principal amount of $283,000. The Notes bear interest at 10% per annum and have a maturity date of May 30, 2026. In addition, the Notes are convertible into the Company’s common stock beginning six (6) months after issuance at a conversion price equal to 65% multiplied by the Market Price. Market Price means the average of the three (30) lowest trading prices of the common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Notes may be prepaid by the Company at 120% beginning on the date of issuance until ninety (90) days following the issuance date and 125% beginning on the ninety first (91st) days following the issuance date and ending one hundred eighty (180) days following the issuance date.

Management has evaluated events that occurred subsequent to the end of the reporting period and there are no othe subsequent events to report.

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

Overview

Mobile Global Esports Inc. (“MOGO Inc”) was incorporated on March 11, 2021 under the laws of the State of Delaware. The Company was originally named Elite Esports, Inc. but changed its name to Mobile Global Esports Inc. on April 21, 2021. During July 2022, MOGO Esports Private Limited (“MOGO Pvt Ltd”) was established and incorporated in India. During June 2025, MOGO Pvt LTD was determined to have no value and was removed from MOGO Inc.’s records. Also, during June 2025, MGAM announced the beta launch of its flagship product, Dominus Sports, integrated with PUHZL, MGAM’s proprietary artificial intelligence platform. Dominus Baseball is the first product that has been developed by the MGAM. Dominus introduces true-to-life simulation gameplay by turning live sports data into full 9-inning box scores using MGAM’s proprietary algorithms. The platform supports collaborative, role-based team ownership, enabling groups of users to manage teams as owners, scouts, coordinators, and general managers in a dynamic, strategic environment. PUHZL uses a combination of deterministic modeling and predictive modeling to drive in-app conversions, delivering personalized suggestions, adaptive chat experiences, and intelligent alerts that evolve with each user’s behavior.

Components of Statements of Operations

Revenue and Cost of Revenue

We have not generated any significant revenue or cost of revenue to date.

Selling, General and Administrative Expenses

General and administrative expenses consist principally of consultant costs in the U.S. and India, public filing fees, travel expenses, and professional fees.

Critical Accounting Estimates

We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2024 Form 10K, and that disclosure should be read in conjunction with the Quarterly Report on Form 10-Q. There have been no material changes during the three and six months ended June 30, 2025 to our critical accounting policies, significant judgments and estimates disclosed in our Form 10K.

Results of Operations

Three and Six months Ended June 30, 2025 compared with the Three and Six months Ended June 30, 2024

The following table summarizes the results of our operations for the three and six months ended June 30, 2025 and 2024, together with the changes in those items in dollars and as a percentage:

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2025	2024	Change	Change	2025	2024	Change	Change
Revenue	$—	$—	$—	*	$1,564	$—	$1,564	*
Costs and expenses:
Cost of revenue	—	—	—	*	—	—	—	*
General and administrative	447,378	496,585	(49,207)	(10)%	845,525	1,114,199	(268,674)	(24)%
Total costs and expenses	447,378	496,585	(49,207)	(10)%	845,525	1,114,199	(268,674)	(24)%
Loss from operations	(447,378)	(496,585)	49,207	10%	(843,961)	(1,114,199)	270,238	24%
Other income/(expense), net	(1,820)	(240)	(1,580)	**	11,067	(1,253)	12,320	**
Net loss	$(449,698)	$(496,825)	$47,627	10%	$(832,894)	$(1,115,452)	$282,558	25%

*	Not meaningful
**	Significantly more than 500%

General and Administrative Expenses

General and administrative expenses were approximately $447,000 for the three months ended June 30, 2025, compared with $497,000 for the three months ended June 30, 2024. The decrease in general and administrative expenses was primarily driven by an increase of approximately $92,000 in consulting expense offset by decreases of $40,000 in legal and accounting fees and $115,000 in expenses incurred by MOGO Pvt Ltd as the Company shut down its office in India.

General and administrative expenses were approximately $845,000 for the six months ended June 30, 2025, compared with $1,114,000 for the six months ended June 30, 2024. The decrease in general and administrative expenses was primarily driven by an increase of approximately $234,000 in consulting expense offset by decreases of $179,000 in legal and accounting fees, $94,000 in board fees and US payroll and $224,000 in expenses incurred by MOGO Pvt Ltd as the Company shut down its office in India.

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, we had cash of approximately $595,000 and $929,000, respectively.

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

Cash Flows

The following table summarizes our sources and uses of cash:

	Six months Ended
	June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(512,620)	$(1,034,531)
Investing activities	(40,000)	(40,574)
Financing activities	220,000	(65,040)
Effect of exchange rate changes on cash	(523)	(1,070)
Net decrease in cash	$(333,143)	$(1,141,215)

Operating Activities

Net cash used in operating activities decreased by approximately $522,000 for the six months ended June 30, 2025 compared with the six months ended June 30, 2024. The decrease was primarily due to a decrease in net loss of approximately $283,000 and an increase in non-cash expenses for stock and warrants issued for services of $96,000 offset by a change in operating assets and liabilities of $143,000.

Investing Activities

Net cash used in investing activities was unchanged for the six months ended June 30, 2025 compared with the six months ended June 30, 2024.

Financing activities

Net cash used in financing activities increased by approximately $285,000 for the six months ended June 30, 2025 compared with the six months ended June 30, 2024. The change was due to an increase if financing raised from the issuance of notes payable and common stock with warrants totaling $220,000 offset by a decrease in payments on the note payable of $65,000 for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this quarterly report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1. We lack the necessary corporate accounting resources to maintain adequate segregation of duties.

2. We did not perform an effective risk assessment or monitor internal controls over financial reporting or our cyber security environment.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2025, we had a cash balance of approximately $595,000. We believe we may need to raise additional funding to meet our cash, operational and liquidity requirements to continue operating for at least 12 months after the date of this quarterly report.

We have obtained some additional financing during the three months ended June 30, 2025 and subsequently. However, we continue to seek additional financing and there can be no assurance that such additional capital will be available on a timely basis, or on terms acceptable to the Company. If adequate funds are not available or are not available on acceptable terms when needed, the Company may not be able to fund its business or its expansion, take advantage of strategic acquisitions or investment opportunities or respond to competitive pressures. Such inability to obtain additional financing when needed could have a material adverse effect on the Company’s business, results of operations, cash flow, financial condition and prospects. Any future equity financing may involve substantial dilution to existing shareholders.

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

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Document
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
101*	The following materials from Mobile Global Esports Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Extensible Business Reporting Language (iXBRL): (i) Balance Sheets as of June 30, 2025 (unaudited) and December 31, 2024, (ii) Statements of Operations (unaudited) for the three and six months ended June 30, 2025 and 2024, (iii) Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2025 and 2024 and (iv) Notes to Financial Statements (unaudited).
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE GLOBAL ESPORTS INC.

DATE: August 14, 2025	By:	/s/ Brett Rosin
Brett Rosin
Director and Chief Executive Officer

MOBILE GLOBAL ESPORTS INC.

DATE: August 14, 2025	By:	/s/ Mark J. Keeley
Mark J. Keeley
Chief Financial Officer Consultant