Form 10-Q
period 2025-09-30
Mobile Global Esports, Inc.
filed 2025-11-14
CIK 1886362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2025

or

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

As of November 12, 2025, there were 53,690,074 shares of the registrant’s common stock outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MOBILE GLOBAL ESPORTS INC.

Condensed Consolidated Balance Sheets

As of September 30, 2025 and December 31, 2024

		September 30,	December 31,
		2025	2024
	Note	(unaudited)	(audited)

Assets

Current assets:
Cash		810,081	$837,134
Prepaid expenses		30,257	85,801
Current assets held for sale	11	22,834	142,778
Total current assets		863,172	1,065,713
Software in progress	2	110,000	-
Operating lease right of use asset		-	-
Other long-term assets		-	-
Long-term assets held for sale		-	15,606
Total assets		973,172	$1,081,319

Liabilities

Current liabilities:
Accounts payable and accrued expenses	3	76,230	$58,463
Deferred revenue	2	9,700	-
Convertible notes payable	5	579,745	-
Notes payable, net	4	103,053	-
Current liabilities held for sale	11	-	23,615
Total current liabilities		768,728	82,078
Commitments and contingencies	8

Stockholders’ equity	7
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding		-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 52,190,074 and 27,936,503 shares issued and outstanding		5,219	2,793
Additional paid-in capital		12,646,745	11,660,365
Accumulated deficit		(12,422,776)	(10,642,727)
Accumulated other comprehensive loss		(8,559)	(6,322)
Total stockholders’ equity - Mobile Global Esports Inc.		220,629	1,014,109
Non-controlling interest		(16,185)	(14,868)
Total stockholders’ equity		204,444	999,241
Total liabilities and stockholders’ equity		973,172	$1,081,319

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

		Nine Months	Nine Months	Three Months	Three Months
		Ended	Ended	Ended	Ended
	Note	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Revenue	2	$57	$-	$57	$-

Cost of revenue		-	-	-	-

Gross profit		57	-	57	-

Operating expenses:
Research and development expenses		-	-	-	-
Selling, general and administrative expenses	9	1,630,673	1,222,917	858,079	404,295
Total operating expenses		1,630,673	1,222,917	858,079	404,295

Loss from operations		(1,630,616)	(1,222,917)	(858,022)	(404,295)

Interest income		27	200	-	22
Interest expense		(12,834)	-	(11,008)	-
Change in fair value of convertible notes payable		(28,245)	-	(28,245)	-
Gain on sale of property and equipment		-	-	-	-

Loss from continuing operations, before tax		(1,671,668)	(1,222,717)	(897,275)	(404,273)
Income taxes		-	-	-	-

Loss from continuing operations		(1,671,668)	$(1,222,717)	$(897,275)	$(404,273)

Discontinued operations (Note 11)

Loss from operations of discontinued MOGO Pvt Ltd		(122,564)	(496,496)	(51,197)	(199,488)
Gain on classification as held for sale		12,866	-	-	-
Income tax benefit		-	-	-	-
Loss on discontinued operations		(109,698)	(496,496)	(51,197)	(199,488)
Net loss		$(1,781,366)	$(1,719,213)	$(948,472)	$(603,761)

Net loss on discontinued operations - non-controlling interest		$(1,317)	$(5,959)	$(614)	$(2,394)
Net loss attributable to Mobile Global Esports Inc.		$(1,780,049)	$(1,713,254)	$(947,858)	$(601,367)

Loss from continuing operations per share attributable to common stockholders, basic and diluted		$(0.04)	$(0.06)	$(0.02)	$(0.02)

Loss from discontinued operations per share attributable to common stockholders, basic and diluted		$(0.00)	$(0.02)	$(0.00)	$(0.01)

Net loss per share attributable to common stockholders, basic and diluted		$(0.04)	$(0.08)	$(0.02)	$(0.03)

Weighted average common shares outstanding, basic and diluted		43,945,394	20,421,593	46,826,405	21,236,503

Comprehensive loss:
Net loss		(1,781,366)	(1,719,213)	(948,472)	(603,761)
Unrealized gain (loss) on foreign currency translation		(2,237)	1,022	(1,796)	(2,048)

Total comprehensive loss		$(1,783,603)	$(1,718,191)	$(950,268)	$(605,809)
Comprehensive loss attributable to non-controlling interest		(1,317)	(5,959)	(614)	(2,394)
Comprehensive loss - Mobile Global Esports Inc.		(1,782,286)	(1,712,232)	(949,654)	(603,415)

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Statements of Stockholders’ Equity

For the three and nine months ended September 30, 2025 and 2024

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Interest	Equity

Balance, December 31, 2024	27,936,503	$2,793	$11,660,365	$(10,642,727)	$(6,322)	$(14,868)	$999,241
Issuance of common stock for services	16,225,000	1,623	114,427	-	-	-	116,050
Other comprehensive gain	-	-	-	-	362	-	362
Net loss	-	-	-	(383,802)	-	106	(383,696)
Balance, March 31, 2025 (unaudited)	44,161,503	4,416	11,774,792	(11,026,529)	(5,960)	(14,762)	731,957
Issuance of common stock for services	1,500,000	150	80,350	-	-	-	80,500
Issuance of common stock with warrants	420,000	42	104,958	-	-	-	105,000
Issuance of common stock with notes payable	460,000	46	29,214	-	-	-	29,260
Other comprehensive loss	-	-	-	-	(803)	-	(803)
Net loss	-	-	-	(448,389)	-	(809)	(449,198)
Balance, June 30, 2025 (unaudited)	46,541,503	4,654	11,989,314	(11,474,918)	(6,763)	(15,571)	496,716
Issuance of common stock for services	5,528,571	553	638,833	-	-	-	639,386
Issuance of common stock with warrants	80,000	8	19,992	-	-	-	20,000
Issuance of common stock with notes payable	40,000	4	3,196	-	-	-	3,200
Stock issuance costs			(4,590)				(4,590)
Other comprehensive loss	-	-	-	-	(1,796)	-	(1,796)
Net loss	-	-	-	(947,858)	-	(614)	(948,472)
Balance, September 30, 2025 (unaudited)	52,190,074	5,219	12,646,745	(12,422,776)	(8,559)	(16,185)	204,444
Balance, December 31, 2023	21,191,593	$2,119	$11,427,419	$(8,322,769)	$(3,032)	$(6,531)	$3,097,206
Fair value of warrants issued for services	-	-	46,480	-	-	-	46,480
Other comprehensive loss	-	-	-	-	(300)	-	(300)
Net loss	-	-	-	(617,246)	-	(1,381)	(618,627)
Balance, March 31, 2024 (unaudited)	21,191,593	2,119	11,473,899	(8,940,015)	(3,332)	(7,912)	2,524,759
Fair value of warrants issued for services	-	-	46,480	-	-	-	46,480
Issuance of common stock	44,910	4	7,496	-	-	-	7,500
Other comprehensive loss	-	-	-	-	3,370	-	3,370
Net loss	-	-	-	(494,641)	-	(2,184)	(496,825)
Balance, June 30, 2024 (unaudited)	21,236,503	$2,123	$11,527,875	$(9,434,656)	$38	$(10,096)	$2,085,284
Fair value of warrants issued for services	-	-	46,480	-	-	-	46,480
Other comprehensive loss	-	-	-	-	(2,048)	-	(2,048)
Net loss	-	-	-	(601,367)	-	(2,394)	(603,761)
Balance, September 30, 2024 (unaudited)	21,236,503	$2,123	$11,574,355	$(10,036,023)	$(2,010)	$(12,490)	$1,525,955

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Statements of Cash Flows

For the nine months ended September 30, 2025 and 2024

	Nine months ended
	September 30, 2025	September 30, 2024
	unaudited	unaudited

Cash flows from operating activities

Net loss	$(1,781,366)	$(1,719,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	835,936	7,500
Amortization of debt discount	10,513	-
Depreciation	-	10,967
Fair value of warrants issued for services	-	139,440
Amortization of right of use assets	-	43,756
Change in fair value of convertible notes payable	28,245	-
Changes in operating assets and liabilities:
Prepaid expenses	82,843	(45,182)
Deferred revenue	9,700	-
Other assets	15,442	(16,522)
Accounts payable and accrued expenses	(5,601)	(127,743)
Operating lease liabilities	-	(43,600)

Net cash used in operating activities	(804,288)	(1,750,597)

Cash flows from investing activities

Advances to suppliers for software	(110,000)	-
Payments for property and equipment	-	(65,557)

Net cash used in investing activities	(110,000)	(65,557)

Cash flows from financing activities

Issuance of common stock with warrants	125,000	-
Issuance of notes payable	125,000	-
Issuance of convertible notes payable	551,500	-
Payment of stock issuance costs	(4,590)	-
Repayment of note payable	-	(65,040)

Net cash provided by financing activities	796,910	(65,040)

Effect of exchange rate changes on cash	(1,160)	(2,655)

Net decrease in cash	(118,538)	(1,883,849)

Cash as of beginning of period	928,619	3,174,703

Cash as of end of period	$810,081	$1,290,854
Supplemental disclosure of cash flow information
Right of use assets obtained on operating lease commencement	$-	$24,581

Warrants issued with notes payable	$32,460	$-

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)

Note 1 – Organization and Basis of Presentation

Organization

Mobile Global Esports Inc. (“MOGO Inc” or “MGAM”) was incorporated on March 11, 2021 under the laws of the State of Delaware. The Company was originally named Elite Esports, Inc. but changed its name to Mobile Global Esports Inc. on April 21, 2021. During July 2022, MOGO Esports Private Limited (“MOGO Pvt Ltd”) was established and incorporated in India. During June 2025, MOGO Pvt LTD was determined to have no value and was removed from MOGO Inc.’s records (see Note 11). Also, during June 2025, MGAM announced the beta launch of its flagship product, Dominus Sports, integrated with PUHZL, MGAM’s proprietary artificial intelligence platform. Dominus Baseball is the first product that has been developed by MGAM. Dominus introduces true-to-life simulation gameplay by turning live sports data into full 9-inning box scores using MGAM’s proprietary algorithms. The platform supports collaborative, role-based team ownership, enabling groups of users to manage teams as owners, scouts, coordinators, and general managers in a dynamic, strategic environment. PUHZL uses a combination of deterministic modeling and predictive modeling to drive in-app conversions, delivering personalized suggestions, adaptive chat experiences, and intelligent alerts that evolve with each user’s behavior. In October 2025, MGAM purchased Reality Sports Online (“RSO”), which is a premier dynasty-style Football fantasy sports platform built around real-world contract negotiations, salary-cap management, and multi-season franchise control. This acquisition unites RSO’s long-term team-management experience with Dominus Baseball’s real-time predictive gameplay, creating a fully integrated fantasy sports ecosystem that bridges instant competition and strategic ownership.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Interim financial statements

The unaudited condensed financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the year ending December 31, 2025.

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

The Company has approximately $810,000 of cash and an accumulated deficit of approximately $12,423,000 as of September 30, 2025. Management believes that the Company will need to raise additional capital to continue to operate for the next 12 months from the date of the issuance of the consolidated financial statements. The failure of the Company to raise additional capital and achieve its business objectives could have a material adverse effect on the Company’s results of operations. These conditions, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)

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

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, amounts held in escrow and all highly-liquid debt instruments with original maturities of three months or less. At September 30, 2025 and December 31, 2024, the Company did not have any cash equivalents.

Software in progress

The Company capitalizes internal-use software based on the guidance in Accounting Standards Codification (“ASC”) 350-40, Intangibles-Goodwill and Other-Internal-Use Software. The Company expenses costs during the preliminary project stage and capitalizes costs incurred during the application development stage until the software is substantially complete and ready for its intended use. Once the internal-use software is ready for its intended use, costs associated with training and routine maintenance are expensed as incurred. Significant enhancements and upgrades to the software are capitalized provided it is probable that these expenditures will result in additional functionality.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and accounts payable, the carrying amounts approximate their fair value due to their short maturities.

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

The Company analyzes all financial instruments with features of both liabilities and equity under Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging. The Company has determined that the warrants issued with the common stock to date are freestanding financial instruments that are properly classified as equity.

Certain assets and liabilities are required to be recorded at fair value on a recurring basis, including the convertible notes payable recorded at fair value (Note 5). The convertible notes outstanding at September 30, 2025 are recorded at fair value, using Level 3 inputs.

At December 31, 2024, the Company did not identify any assets or liabilities required to be presented on the balance sheet at fair value.

Convertible Notes Payable

Fair Value Option (“FVO”) Election. The Company elected to account for the convertible notes issued, as described at Note 5 under the fair value option election pursuant to ASC 825, “Financial Instruments” (“ASC 825”), as discussed below. The election was made to simplify the accounting for the instrument by avoiding the requirement to separately account for the embedded conversion feature as a derivative or to bifurcate the instrument into debt and equity components under ASC 470-20, “Debt with Conversion and Other Options”. The convertible note accounted for under the FVO election is a debt host financial instrument. ASC 825 provides for the “fair value option” election, to the extent, to be afforded to in scope financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date fair value and then subsequently remeasured at fair value on a recurring basis at each reporting period date. The fair value adjustment, as required by ASC 825, is recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as interest expense in the accompanying consolidated statements of operations. With respect to the note described at Note 5, as provided for by ASC 825, the estimated fair value adjustment is presented within the accompanying statement of operations, since the change in fair value of the convertible notes payable was not attributable to instrument specific credit risk.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company places its cash with high quality financial institutions and at times may exceed the Federal Deposit Insurance Corporation $250,000 insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)

Revenue and Deferred Revenue

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

During 2025, the Company established a beta league for fantasy baseball utilizing its Dominus Sports product, which provides customers the opportunity to create and own a team with three different tier pricing options. Ownership fees paid provide the customer with ownership rights over a five-year period. Customers also have the ability to buy additional micro transactions, which provide various additional rights or improvements to their teams. Team ownership fees are generally recognized over the five-year ownership period and micro transactions are generally recognized as revenue when billed. As of September 30, 2025, the amount of deferred revenue from ownership fees was approximately $10,000. Revenue for the three and nine months ended September 30, 2025 from the beta league was immaterial.

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

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)

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

Segments

The Company has one reportable segment, which is the development of esports. At September 30, 2025 and December 31, 2024, 97.7% and 85.4% of the Company’s consolidated total assets are located within the United States of America.

Recent Accounting Pronouncements

During 2023, the FASB issued ASU No. 2023-09, Income Taxes. ASU No. 2023-09 amends income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The new guidance requires the entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company has adopted the provisions of ASU No. 2023-09 and the adoption did not have a material impact on the Company.

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

Note 3 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	September 30, 2025	December 31, 2024
Accounts payable	$14,409	$56,463
Accrued consulting and professional fees	59,500	-
Other accrued expenses	2,321	2,000
Total	$76,230	$58,463

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)

Note 4 – Notes Payable

During 2025, the Company entered into several note payable agreements totaling $125,000. The principal and interest (at 6% per annum) will be due and payable in June 2026. Each holder of a note payable also received shares of common stock equal to the principal amount of the note payable divided by $0.25 upon issuance of the respective note payable. During the three and nine months ended September 30, 2025, there were 40,000 and 500,000 shares of common stock issued with the notes payable at a value of approximately $3,000 and $32,000, respectively. The value of the common stock issued was recorded as a debt discount on the notes payable and is amortized to interest expense over the term of the notes payable on a straight-line basis, which is not materially different from the effective interest method. The common shares issued contain certain time restrictions on when they can be sold by the recipient. Approximately $9,000 and $11,000 was amortized to interest expense during the three and nine months ended September 30, 2025.

Note 5 – Convertible Notes Payable

During August 2025, the Company issued convertible promissory notes (“August 2025 Convertible Notes”) in the total principal amount of $283,000, for total cash proceeds of $275,000. The August 2025 Convertible Notes bear interest at 10% per annum and have a maturity date of May 30, 2026. Any amount of principal or interest which is not paid when due shall bear interest at the rate of 22% per annum. In addition, the August 2025 Convertible Notes are convertible into the Company’s common stock beginning six (6) months after issuance at a conversion price equal to 65% multiplied by the Market Price. Market Price means the average of the three (3) lowest trading prices of the common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The August 2025 Convertible Notes may be prepaid by the Company at 120% beginning on the date of issuance until ninety (90) days following the issuance date and 125% beginning on the ninety first (91st) days following the issuance date and ending one hundred eighty (180) days following the issuance date.

During September 2025, the Company issued convertible promissory notes (“September Convertible Note A”) in the principal amount of $150,000, for total cash proceeds of $130,000. The September Convertible Note A bears interest at 6% per annum and has a maturity date of September 15, 2026. In addition, the Notes are convertible into the Company’s common stock beginning six (6) months after issuance at a conversion price equal to 65% multiplied by the Market Price. Market Price means the average of the three (30) lowest trading prices of the common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Notes may be prepaid by the Company at 110% beginning on the date of issuance until 29 days following the issuance date; at 115% from 30 to 59 days following the issuance date; at 125% from 60-89 days following the issuance date; 130% from 90-119 days following the issuance date; 135% from 120-149 days from the issuance date; and 140% from 150-180 days following the issuance date. The Company has reserved 8,183,306 shares of common stock of the Company for issuance upon for conversion of the September 2025 Convertible Note A.

During September 2025, the Company issued a convertible promissory note (“September Convertible Note B”) in the principal amount of $165,000, for total cash proceeds of $146,500. The September Convertible Note B bears interest at 10% per annum and has a maturity date of September 8, 2026. Any principal or interest which is not paid when due shall bear interest at the rate of the lesser of (i) 22% per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid. In addition, the September Convertible Note B is convertible into the Company’s common stock beginning six (6) months after issuance at a conversion price equal to 65% multiplied by the Market Price. Market Price means the average of the three (3) lowest trading prices of the common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Notes may be prepaid by the Company at 97% beginning on the date of issuance until ninety (90) days following the issuance date; 98% from 91-150 days following the issuance date; and 99% from 151-180 days following the issuance date. The Company has reserved 8,078,035 shares of common stock of the Company for issuance upon for conversion of the September 2025 Convertible Note B.

The Company elected to utilize the FVO to account for the convertible notes payable. The change in fair value of the convertible notes payable at each balance sheet date, if any, is included recorded in the accompanying consolidated statement of operations. The fair value of the convertible notes payable is estimated using a discounted cash flow model incorporating an Option-Adjusted Spread methodology, which considers market interest rates, credit spreads, and the value of any embedded features.

As of September 30, 2025, the fair value of the convertible promissory notes was approximately $580,000, which reflects an increase of approximately $28,000 from the value at the date of issuance. This change in fair value is included in the accompanying consolidated statements of operations.

The convertible note does not contain any embedded derivatives that require separate accounting, as the entire instrument is measured at fair value under the FVO.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)

Note 6 – Related Party Transactions

During the three and nine months ended September 30, 2025, the Company incurred expense of approximately $609,000 and $836,000, respectively, to certain stockholders for consulting services provided to the Company, which included payments to the Chief Executive Officer, Chief Operating Officer, Chief Marketing Officer, Chief of Staff and a board member. Included in the expense incurred, were shares of common stock issued during the three and nine months ended September 30, 2025 of 5,648,571 and 21,773,571 shares, respectively, valued at approximately $533,000 and $717,000, respectively, to various consultants for services provided.

During the three and nine months ended September 30, 2025 and 2024, the Company incurred a total of $8,000 and $20,000, and $22,500 and $82,500, respectively, for the quarterly board stipend payable to the Board of Directors for services provided. During the nine months ended September 30, 2025, the Company issued 1,600,000 shares of common stock valued at approximately $13,000 for payment of the board stipend.

During the three and nine months ended September 30, 2024, the Company paid a stockholder $42,000 and $78,000, respectively, for consulting services.

During May 2024, the Company repaid $62,000, which was loaned to the Company by the Company’s former Chief Executive Officer (“CEO”) and another stockholder.

Note 7 – Stockholders’ Equity

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of $0.0001 par value preferred stock. At September 30, 2025 and December 31, 2024, there were nil shares issued and outstanding.

Common Stock

The Company has authorized the issuance of 100,000,000 shares of $0.0001 par value common stock. At September 30, 2025 and December 31, 2024, there were 52,190,074 and 27,936,503 shares issued and outstanding.

During 2025, the Company issued 500,000 shares of common stock with warrants to purchase up to 500,000 shares of common stock (“2025 Warrants”) at an exercise price of $0.26 per share through a private stock offering. The total purchase price was $0.25 per share and warrant. The Company recorded the value of the common stock with warrants in common stock and additional-paid-in capital.

Warrants

At September 30, 2025, the Company had the following warrants outstanding:

	Outstanding	Ex Price	Exercisable	Ex Price
2021 Consultant Warrants	1,000,000	$1.00	1,000,000	$1.00
IPO Warrants	172,500	$6.60	172,500	$6.60
PIPE Warrants	1,886,793	$2.90	1,886,793	$2.90
Placement Agent Warrants	339,623	$2.92	339,623	$2.92
2025 Warrants	500,000	$0.26	500,000	$0.26
2023 Consultant Warrants	170,000	$3.00	170,000	$3.00
Total Warrants	4,068,916		4,068,916

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)

Note 8 – Commitments and Contingencies

Legal

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business. There is currently no litigation that management believes will have a material impact on the financial position of the Company.

During September 2025, the Company signed an agreement (“Investment Bank Agreement”) with a brokerage firm and investment bank (“Investment Bank”); in the event that the Investment Bank introduces the Company to one or more persons or entities which results in the completion of a (i) non-financing transactions, including without limitation, licensing agreement(s), joint venture(s), merger(s) and acquisition(s) (collectively referred to as a “non-financing transaction”) and/or (ii) financing transactions, including equity, debt or any combination thereof and a financing transaction to complete a non-financing transaction, the Company will be entitled to pay a success fee (the “Placement Success Fee”) equal to 8% on a S-3 retail takedown, an equity placement, a private investment in public equity (“PIPE”), or a convertible note, and 6% on each draw down of an Equity Line of Credit (“ELOC”) along with one 1% upfront commitment shares registered in the S-1 for the ELOC, and 4% for a debt deal/placement. The Placement Success Fee is due and payable to the Investment Bank immediately upon the closing of the placement and shall be disbursed directly to the Investment Bank simultaneously with the delivery of the proceeds of the placement to the Company.

The Investment Bank shall be entitled to receive from the Company a Placement Success Fee on any monies received from an Introduced Party (as defined in the Investment Bank Agreement) subsequent to the final closing of the placement (the Tail Fee”). The Tail Fee shall be payable in cash and shall be based upon whether the transaction was completed as an equity or debt financing. In the event that a placement is a combination equity/debt deal, then the placement shall be appropriately pro-rated between the two transactions. The tail is activated, and in effect for 12 months from the date of termination or expiration of this Investment Bank Agreement, or from the last funding tranche; whichever is the latter.

At the time of closing of a financing transaction during the term or the tail period, the Company also shall pay the Investment Bank equity in the form of common stock equal to 7% of the gross proceeds received.

As the Company has not completed any financing or non-financing transactions from the Investment Bank Agreement as of November 14, 2025, no expense has been recorded for the three and nine months ended September 30, 2025.

Note 9 – Selling, General and Administrative Expense

Selling, general and administrative costs are expensed as incurred and primarily include consultant costs in the U.S., public filing fees, travel expenses, and professional fees.

Note 10 – Net Loss Per Share

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

At September 30, 2025 and December 31, 2024, there were 4,068,916 warrants outstanding. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted net loss per share is the same as basic net loss per share for all periods presented.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)

Note 11 – Discontinued Operations

In a strategic shift to focus on its flagship product, Dominus Sports, the Company decided to discontinue operations at its India subsidiary, MOGO Pvt Ltd. Because the Company will no longer work with universities to promote and establish sports leagues on college campuses, the Company has determined that the disposal of this subsidiary qualifies for reporting as a discontinued operation.

The current assets held for sale as of September 30, 2025 consist of prepaid expenses. The current assets held for sale as of December 31, 2024 consist of $91,485 of cash and $51,293 of prepaid expenses. The long-term assets held for sale as of December 31, 2024 consist of other long-term assets. The current liabilities held for sale as of December 31, 2024 consist of accounts payable and accrued expenses.

During the three and nine months ended September 30, 2025, there was approximately nil and $1,600 of revenue from discontinued operations, respectively. During the three and nine months ended September 30, 2024, there was approximately $1,600 of revenue from discontinued operations. During the three and nine months ended September 30, 2025, there was approximately $51,000 and $124,000 of general and administrative expenses from discontinued operations, respectively. During the three and nine months ended September 30, 2024, there was approximately $201,000 and $498,000 of general and administrative expenses from discontinued operations, respectively. Additionally, during the three and nine months ended September 30, 2025, there was approximately nil and $13,000 of gain on sale of property and equipment, resulting from the discontinuing of operations.

During the nine months ended September 30, 2025, there was approximately $91,100 of net cash used in operating activities for discontinued operations. During the nine months ended September 30, 2024, there was approximately $409,000 of net cash used in operating activities for discontinued operations and approximately $65,600 of net cash used in investing activities for discontinued operations.

Note 12 – Subsequent Events

During October 2025, the Company entered into an asset purchase agreement (the “APA”) with Reality Sports Online, Inc. (the “Seller”). Pursuant to the APA, the Seller agreed to sell, and the Company agreed to purchase a technology platform, intellectual property, and other related assets associated with the Seller’s business (the “Purchased Assets”).

In consideration for the Purchased Assets, the Company has agreed to pay $205,000 to the Seller and issue to the Seller, 5,300,000 shares of its common stock, par value $0.0001 per share (the “Shares”). The APA contains certain representations, warranties and covenants of the parties that are customary for agreements of its type. In addition, the Seller has agreed to indemnify the Company for any inaccuracy in or breach of the APA, any unpaid indebtedness or transaction expenses of the Seller at or prior to closing, and certain third-party claims, in each case subject to the Indemnification Deductible and Liability Cap (as defined in the APA). The closing is subject to the satisfaction or waiver of certain conditions set forth in the APA, which were satisfied and the transaction closed in November 2025.

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

Overview

Mobile Global Esports Inc. (“MOGO Inc” or “MGAM”) was incorporated on March 11, 2021 under the laws of the State of Delaware. The Company was originally named Elite Esports, Inc. but changed its name to Mobile Global Esports Inc. on April 21, 2021. During July 2022, MOGO Esports Private Limited (“MOGO Pvt Ltd”) was established and incorporated in India. During June 2025, MOGO Pvt LTD was determined to have no value and was removed from MOGO Inc.’s records. Also, during June 2025, MGAM announced the beta launch of its flagship product, Dominus Sports, integrated with PUHZL, MGAM’s proprietary artificial intelligence platform. Dominus Baseball is the first product that has been developed by MGAM. Dominus introduces true-to-life simulation gameplay by turning live sports data into full 9-inning box scores using MGAM’s proprietary algorithms. The platform supports collaborative, role-based team ownership, enabling groups of users to manage teams as owners, scouts, coordinators, and general managers in a dynamic, strategic environment. PUHZL uses a combination of deterministic modeling and predictive modeling to drive in-app conversions, delivering personalized suggestions, adaptive chat experiences, and intelligent alerts that evolve with each user’s behavior. In October 2025, MGAM purchased Reality Sports Online (“RSO”), which is a premier dynasty-style Football fantasy sports platform built around real-world contract negotiations, salary-cap management, and multi-season franchise control. This acquisition unites RSO’s long-term team-management experience with Dominus Baseball’s real-time predictive gameplay, creating a fully integrated fantasy sports ecosystem that bridges instant competition and strategic ownership.

Components of Statements of Operations

Revenue and Cost of Revenue

During 2025, the Company established a beta league for fantasy baseball utilizing its Dominus Sports product, which provides customers the opportunity to create and own a team with three different tier pricing options. Ownership fees paid provide the customer with ownership rights over a five-year period. Customers also have the ability to buy additional micro transactions, which provide various additional rights or improvements to their teams. Team ownership fees are generally recognized over the five-year ownership period and micro transactions are generally recognized as revenue when billed. As of September 30, 2025, the amount of deferred revenue from ownership fees was approximately $10,000. Revenue and cost of revenue for the three and nine months ended September 30, 2025 from the beta league was immaterial.

Selling, General and Administrative Expenses

General and administrative expenses consist principally of consultant costs in the U.S., public filing fees, travel expenses, and professional fees.

Critical Accounting Estimates

We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2024 Form 10K, and that disclosure should be read in conjunction with the Quarterly Report on Form 10-Q. There have been no material changes during the three and nine months ended September 30, 2025 to our critical accounting policies, significant judgments and estimates disclosed in our Form 10K.

Results of Operations

Three and Nine months Ended September 30, 2025 compared with the Three and Nine months Ended September 30, 2024

The following table summarizes the results of our operations for the three and nine months ended September 30, 2025 and 2024, together with the changes in those items in dollars and as a percentage:

MOBILE GLOBAL ESPORTS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

	Nine Months	Nine Months			Three Months	Three Months
	Ended	Ended			Ended	Ended
	September 30, 2025	September 30, 2024	% Change	% Change	September 30, 2025	September 30, 2024	% Change	% Change

Revenue	$57	$-	$57	*	$57	$-	$57	*

Operating expenses:
Research and development expenses	-	-			-	-
General and administrative	1,630,673	1,222,917	407,756	33%	858,079	404,295	453,784	112%
Total operating expenses	1,630,673	1,222,917	407,756	33%	858,079	404,295	453,784	112%

Loss from operations	(1,630,616)	(1,222,917)	(407,699)	33%	(858,022)	(404,295)	(453,727)	112%

Interest income	27	200			-	22
Interest expense	(12,834)	-			(11,008)	-
Change in fair value of convertible notes payable	(28,245)	-			(28,245)	-
Gain on sale of property and equipment	-	-			-	-
Other income (expense), net	(41,052)	200	(41,252)	**	(39,253)	22	(39,275)	**
Loss from continuing operations	(1,671,668)	(1,222,717)	(448,951)	37%	(897,275)	(404,273)	(493,002)	122%
Income taxes	-	-			-	-

Loss from continuing operations	(1,671,668)	$(1,222,717)			(897,275)	$(404,273)

Discontinued operations (Note 11)

Loss from operations of discontinued MOGO Pvt Ltd	(122,564)	(496,496)			(51,197)	(199,488)
Gain on classification as held for sale	12,866	-			-	-
Income tax benefit	-	-			-	-
Loss on discontinued operations	(109,698)	(496,496)	386,798	-78%	(51,197)	(199,488)	148,291	-74%
Net loss	$(1,781,366)	$(1,719,213)	$(62,153)	4%	$(948,472)	$(603,761)	$(344,711)	57%

*	Not meaningful
**	Significantly more than 500%

General and Administrative Expenses

General and administrative expenses were approximately $858,000 for the three months ended September 30, 2025, compared with $404,000 for the three months ended September 30, 2024. The increase in general and administrative expenses was primarily driven by an increase of approximately $525,000 in consulting expense and $11,000 in travel and marketing expense. This increase was offset by decreases of $24,000 in legal and accounting fees and $70,000 in board fees and US payroll.

General and administrative expenses were approximately $1,631,000 for the nine months ended September 30, 2025, compared with $1,223,000 for the nine months ended September 30, 2024. The increase in general and administrative expenses was primarily driven by an increase of approximately $759,000 in consulting expense, $36,000 in marketing expense and $10,000 in travel expense. This increase was offset by decreases of $241,000 in legal, accounting and professional fees, $162,000 in board fees and US payroll and $21,000 in insurance expense.

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, we had cash of approximately $810,000 and $929,000, respectively.

We have financed our operations through the issuance of common stock and common stock with warrants. In July 2022, we issued 1,725,000 shares of common stock for total gross proceeds of $6,900,000 through an initial public offering (“IPO”). We received net proceeds after commissions, fees and expenses of approximately $5,465,000. In September 2022, we issued 1,886,793 shares of common stock along with 1,886,793 warrants, for total gross proceeds of $5,000,001 through a private equity placement (“PIPE”). We received net proceeds after commissions, fees and expenses of approximately $4,422,000. In 2025 the Company issued 500,000 shares of common stock with warrants to purchase up to 500,000 shares of common stock (“2025 Warrants”) at an exercise price of $0.26 per share through a private stock offering. The total purchase price was $0.25 per share and warrant for total gross proceeds of $125,000. In 2025, we also issued several note payable agreements totaling $125,000 and issued several convertible promissory notes for total gross proceeds of $551,500.

Funding Requirements

We believe we may need to raise additional funding to meet our cash, operational and liquidity requirements for at least 12 months after the date of this quarterly report.

We cannot specify with certainty all of the particular uses for the net proceeds to us from the IPO, PIPE and other financings. Accordingly, our management will have broad discretion in the application of these proceeds.

We intend to use the net proceeds from the IPO, PIPE and the other financings for operating expenses, marketing, event expenses, streaming, retention of additional staff in the United States, working capital and general corporate purposes, including perhaps acquisitions of game licenses, technology platform agreements, data development and strategic partnerships. Investors are cautioned, however, that expenditures may vary substantially from these uses. Investors will be relying on the judgment of our management, who will have broad discretion regarding the application of the proceeds of the IPO and the PIPE. The amounts and timing of our actual expenditures will depend upon numerous factors, including the amount of cash generated by our operations and the amount of competition we face and other operational factors. We may find it necessary or advisable to use portions of the proceeds from the IPO, PIPE and other financings for other purposes.

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

Cash Flows

The following table summarizes our sources and uses of cash:

	Nine months Ended
	September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(804,288)	$(1,750,597)
Investing activities	(110,000)	(65,557)
Financing activities	796,910	(65,040)
Effect of exchange rate changes on cash	(1,160)	(2,655)
Net decrease in cash	$(118,538)	$(1,883,849)

Operating Activities

Net cash used in operating activities decreased by approximately $946,000 for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024. The decrease was primarily due to a $28,000 increase in the change in fair value of convertible notes payable; a $689,000 increase in non-cash expenses for stock and warrants issued for services and a $335,000 change in operating assets and liabilities, offset by an increase in net loss of approximately $62,000 and a $55,000 decrease in depreciation expense and amortization of right of use assets.

Investing Activities

Net cash used in investing activities increased by approximately $44,000 for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024. This increase was primarily due to a $110,000 increase in software costs, offset by a $66,000 decrease in property and equipment purchases.

Financing activities

Net cash provided by financing activities increased by approximately $862,000 for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024. The change was due to an increase of financing raised from the issuance of convertible notes payable, notes payable and common stock with warrants totaling $801,500, a decrease in payments on the note payable of $65,000 and an increase in stock issuance costs of $5,000.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this quarterly report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1. We lack the necessary corporate accounting resources to maintain adequate segregation of duties.

2. We did not perform an effective risk assessment or monitor internal controls over financial reporting or our cyber security environment.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2025, we had a cash balance of approximately $810,000. We believe we may need to raise additional funding to meet our cash, operational and liquidity requirements to continue operating for at least 12 months after the date of this quarterly report.

We have obtained some additional financing during the nine months ended September 30, 2025. However, we continue to seek additional financing and there can be no assurance that such additional capital will be available on a timely basis, or on terms acceptable to the Company. If adequate funds are not available or are not available on acceptable terms when needed, the Company may not be able to fund its business or its expansion, take advantage of strategic acquisitions or investment opportunities or respond to competitive pressures. Such inability to obtain additional financing when needed could have a material adverse effect on the Company’s business, results of operations, cash flow, financial condition and prospects. Any future equity financing may involve substantial dilution to existing shareholders.

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

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Document
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
101*	The following materials from Mobile Global Esports Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Extensible Business Reporting Language (iXBRL): (i) Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024, (ii) Statements of Operations (unaudited) for the three and nine months ended September 30, 2025 and 2024, (iii) Statements of Cash Flows (unaudited) for the nine months ended September 30, 2025 and 2024 and (iv) Notes to Financial Statements (unaudited).
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE GLOBAL ESPORTS INC.

DATE: November 14, 2025	By:	/s/ Brett Rosin
Brett Rosin
Director and Chief Executive Officer

MOBILE GLOBAL ESPORTS INC.

DATE: November 14, 2025	By:	/s/ Mark J. Keeley
Mark J. Keeley
Chief Financial Officer Consultant