Form 10-K
period 2025-12-31
Mobile Global Esports, Inc.
filed 2026-03-31
CIK 1886362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-41458

MOBILE GLOBAL ESPORTS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-2684455
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Post Road East, 2nd Floor
Westport, Connecticut	06880
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 768-2170

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on a closing sale price of $0.062 per share, which was the last sale price of the common stock as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,886,000.

As of March 30, 2026, there were 64,456,391 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

Mobile Global Esports Inc.

i

Part I

Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report may be forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “would,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Item 1. Business

Business Overview

We are a technology and intellectual-property-driven gaming and digital entertainment company developing proprietary platforms that deliver skill-based, data-supported, and highly personalized interactive experiences. The Company’s focus is on creating curated engagement products that blend fantasy sports frameworks, predictive modeling, gamification mechanics, and behavioral personalization to drive user participation through direct team ownership across underserved and emerging segments of the sports entertainment marketplace.

Mobile Global Esports Inc’s (“MGAM” or “MOGO Inc.”) current strategy emphasizes the development and commercialization of technology assets, data-driven scoring engines, mobile-first user interfaces, and proprietary behavioral-logic systems designed to support next-generation fantasy formats. These products are intended to offer users deeper strategic optionality and more immersive experiences than conventional fantasy sports models, which often rely on simplified scoring systems and limited personalization.

Item 1A. Risk Factors

RISK FACTORS

Investing in our common stock involves a high degree of risk. Before deciding whether to invest in our common stock, you should consider carefully the risks and uncertainties and assumptions discussed under the heading “Risk Factors” and elsewhere in this document. There may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results. If any of these risks occur, our business, business prospects, financial condition or results of operations could be seriously harmed, and this could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment. Please also read carefully the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Business

We may not be successful in creating a sustainable or profitable business based on our proprietary fantasy entertainment technology platforms, which could adversely affect our financial condition and results of operations.

Our business plan contemplates the development and commercialization of proprietary technology platforms offering skill-based fantasy entertainment products, and we may not be successful in creating a sustainable or profitable business.

If our proprietary data-driven scoring engines, behavioral-logic systems, and simulated fantasy outputs fail to function as intended or achieve market acceptance, our business, operating results, and prospects could be materially harmed.

Our Company is developing proprietary data-driven scoring engines, behavioral-logic systems, and simulated fantasy outputs designed to personalize user engagement while giving owners the opportunities to directly own and run their organization. These products remain in active development, and there is no assurance that they will function as intended, achieve regulatory qualification, produce meaningful user adoption, or generate material revenues. The fantasy sports and digital entertainment sectors are intensely competitive, subject to shifting consumer trends, rapidly evolving technology standards, data-licensing limitations, and significant marketing costs. We may not be able to acquire or retain users at commercially viable costs, and there can be no assurance that we will generate substantial revenues or profits from our technology, platforms, or associated engagement models.

If we are unable to successfully generate audience traffic or monetize content through advertising-supported channels and partnerships, our efforts to diversify revenue streams may not yield the anticipated results and could negatively impact our financial performance.

The Company intends to evaluate advertising-supported and content-monetization channels beginning in 2026. These channels depend on the ability to generate audience traffic, secure advertising participation, negotiate access to distribution, and comply with applicable regulations. There can be no assurance that consumer traffic will scale, that advertisers or distribution partners will engage, that the economics of content monetization will prove viable, or that these efforts will produce material revenues within anticipated timeframes, if at all.

If development of our Dominus scoring engine for additional sports applications is delayed or unsuccessful, or fails to achieve acceptance in the marketplace, our business expansion opportunities may be limited, and our operating results could suffer.

The Company is adapting its Dominus scoring engine for potential use in additional sports-based applications, including college and professional football. These initiatives remain subject to development, data availability, product-integration challenges, regulatory considerations, technology dependencies, and funding constraints. The Company’s internal expectations for beta evaluation in 2026 are inherently uncertain, and there can be no assurance that such products will be completed, released, or accepted by the market.

If our PUHZL behavioral-logic and personalization engine does not operate effectively or fails to enhance user engagement, our product adoption and competitiveness could be materially and adversely affected.

Our PUHZL behavioral-logic and personalization engine may not operate effectively or deliver meaningful results. PUHZL is intended to support personalization, preference modeling, and engagement optimization; however, the system relies on data inputs, predictive models, and algorithmic outputs that may prove inaccurate, unreliable, or commercially unimportant. Errors, biases, system failures, privacy restrictions, or data-licensing limitations could materially impair PUHZL’s functionality, reduce user satisfaction, and adversely affect the adoption of the Company’s products.

If our acquisition of Reality Sports Online’s (“RSO”) assets does not result in the anticipated benefits or user migration, our user-acquisition assumptions, growth prospects, and financial results may be adversely impacted.

Our acquisition of substantially all of RSO’s assets may not generate the expected benefits. Although the seller reported a historical audience of more than 7,500 active seasonal fantasy participants and a database exceeding 40,000 email records, there can be no assurance that RSO users will migrate to MGAM products, that integration will proceed efficiently, or that historical retention patterns will continue. Failure to retain or convert RSO users could adversely affect our user-acquisition assumptions, product commercialization, and anticipated growth plans.

If our access to third-party data sources, technology partners, and cloud infrastructure is interrupted or compromised, or if we experience cybersecurity incidents, product reliability and user engagement may be materially impaired, which could adversely affect our business and reputation.

We depend on third-party data sources, software partners, cloud infrastructure, and licensed content to support product functionality. Disruptions, failures, outages, cost escalations, or loss of access to data inputs could materially impair product reliability and user engagement. Unauthorized access, cybersecurity breaches, data-loss events, or manipulation of predictive-model outputs could adversely affect our business, operating results, or reputation.

Economic downturns and political and market conditions beyond our control could adversely affect our business, financial condition and results of operations.

Our financial performance is subject to global and U.S. economic conditions and their impact on levels of spending by users and advertisers. Economic recessions have had, and may continue to have, far reaching adverse consequences across many industries, including the global entertainment and gaming industries, which may adversely affect our business and financial condition.

The global and U.S. economies experienced tepid growth immediately following the global financial crisis in 2008 – 2009 and more recently experienced a period of increased volatility during the global COVID-19 pandemic. Ongoing or intensifying economic weakness, including recessions, economic slowdowns, uncertainties in the global financial markets and other adverse economic conditions, including inflation, changes in monetary policy and increased interest rates, actual or perceived instability in the global banking sector, changes in the labor market, supply chain disruptions or other changes in economic and political conditions may result in a material adverse effect on our business, financial condition, results of operations or prospects.

In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy as a whole may reduce users’ disposable income and advertisers’ budgets. Any one of these changes could have a material adverse effect on our business, financial condition, results of operations or prospects.

Reductions in discretionary consumer spending could have an adverse effect on our business, financial condition, results of operations and prospects.

Our business is particularly sensitive to reductions from time to time in discretionary consumer spending. Demand for entertainment and leisure activities, including gaming, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment, and rising prices or the perception by consumers of weak or weakening economic conditions, may reduce our users’ disposable income or result in fewer individuals engaging in entertainment and leisure activities, such as sports betting and online gaming. As a result, we cannot ensure that the demand for our product offerings will remain consistent. Adverse developments affecting economies throughout the world, and particularly in the United States, including a general tightening of availability of credit, decreased liquidity in certain financial markets, inflation, increased interest rates, foreign exchange fluctuations, increased energy costs, the impact of higher tariffs or escalating trade disputes, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, as well as concerns regarding pandemics, epidemics and the spread of contagious diseases, could lead to a reduction in discretionary spending on leisure activities, such as our product offerings.

We will require additional financing in order to implement and execute our business plan, and we cannot be certain that such additional financing will be available on reasonable terms when required, or at all.

As of December 31, 2025, we had a cash balance of approximately $573,000. We may need to raise additional funding to meet our cash, operational and liquidity requirements to continue operating.

We have obtained some additional financing during the year ended December 31, 2025. However, we continue to seek additional financing and there can be no assurance that such additional capital will be available on a timely basis, or on terms acceptable to the Company. If adequate funds are not available or are not available on acceptable terms when needed, the Company may not be able to fund its business or its expansion, take advantage of strategic acquisitions or investment opportunities or respond to competitive pressures. Such inability to obtain additional financing when needed could have a material adverse effect on the Company’s business, results of operations, cash flow, financial condition and prospects. Any future equity financing may involve substantial dilution to existing stockholders.

If we raise additional funds by issuing equity or convertible debt securities, we will reduce the percentage ownership of our then-existing stockholders, and the holders of those newly-issued equity or convertible debt securities may have rights, preferences, or privileges senior to those possessed by our then-existing stockholders and/or note holders. Additionally, future sales of a substantial number of shares of our common stock or other equity-related securities could depress the market price of our common stock in the public market and could impair our current or future ability to raise capital through the sale of additional equity or equity-linked securities or the sale of debt. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

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

Our business is subject to online security risk, and loss or misuse of our stored information, including the exposure of customers’ personal information, could lead to government enforcement action or other litigation, potential liability, or otherwise harm our business.

We receive, process, store and use personal information and other customer data as a part of our business. There are numerous federal, state and local laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other data. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other player data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us which could have an adverse impact on our business. In the area of information security and data protection, many jurisdictions have passed laws requiring notification to customers when there is a security breach for personal data or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. The costs of compliance with these types of laws may increase in the future as a result of changes in interpretation or changes in law. Any failure on our part to comply with these types of laws may subject us to significant liabilities.

Risks Related to Our Common Stock

Our officers, directors and 5% stockholders may exert significant influence over our affairs, including the outcome of matters requiring stockholder approval.

As of March 30, 2026, our officers, directors and more than 5% stockholders own in the aggregate approximately 23.3% of our outstanding common stock. As a result, when acting together, although such individuals will not have a controlling interest in our Company, they still will have a significant impact on the election of our directors and in determining the outcome of any corporate action, including corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and influence could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

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

Stockholders will likely experience dilution of their ownership interest due to the future issuance of additional shares of our common stock.

We are in a capital-intensive business, and we do not have sufficient funds to finance the growth of our business without issuing additional securities beyond the shares to be sold in this offering, resulting in the dilution of the ownership interests of holders of our common stock. We are currently authorized to issue 300,000,000 shares of common stock and 10,000,000 shares of preferred stock. Additionally, our board of directors may subsequently approve increases in authorized common stock or preferred stock. The potential issuance of such additional shares of common or preferred stock or convertible debt may create downward pressure on the trading price of our common stock in public markets. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for capital-raising purposes or for other business purposes. The future issuance of a substantial number of shares of common shares into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common stock. A decline in the price of our common stock could make it more difficult to raise funds through future offerings of our common stock or securities convertible into common stock.

Our certificate of incorporation allows for our board of directors to create new series of preferred stock without further approval by our stockholders, which could have an anti-takeover effect and could adversely affect holders of our common stock.

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

Item 2. Properties

The Company’s employees in the US work remotely throughout the United States. The Company maintains its corporate headquarters in Westport, Connecticut, where the Company rents shared workspace and has use of mail and conference room facilities, and workstations.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the OTC Capital Market under the symbol “MGAM.”

Holders

As of March 30, 2026, there were 102 record holders of our common stock, based upon information received from our transfer agent. However, the number of holders of record does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies, and so we are unable to estimate the total number of stockholders represented by record holders.

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

Equity Compensation Plan Information

The Company maintains a 2025 Omnibus Equity Incentive Plan (“2025 Plan”), pursuant to which 13,422,000 shares of our common stock are initially available for grant. Our plan administrator may grant incentive stock options, non-statutory stock options, share appreciation rights, restricted shares, restricted share units and other share-based awards to participants to acquire shares of our common stock under the 2025 Plan.

Sale of Unregistered Securities

On December 1, 2025, the Company issued to an institutional investor, 500,000 restricted shares of common stock as commitment shares. In addition, we issued the institutional investor an unsecured original issue discount convertible promissory note in the principal amount of $75,000 for which the Company received net proceeds of $65,000, which has a maximum conversion price of $0.06 per share.

During November and December 2025, the Company issued several convertible promissory notes in the total principal amount of $325,000. Each holder of a note payable also received shares of common stock equal to the principal amount of the note payable divided by $0.25 upon issuance of the respective note payable. There were 1,300,000 shares of common stock granted with the notes payable. These shares were issued in January 2026.

On October 17, 2025, the Company entered into an asset purchase agreement with RSO, in which the Company agreed to grant 5,300,000 shares of common stock. These shares were issued in January 2026.

During September 2025, the Company issued convertible promissory notes in the principal amount of $150,000, for total cash proceeds of $130,000.

During September 2025, the Company issued a convertible promissory note in the principal amount of $165,000, for total cash proceeds of $146,500.

During August 2025, the Company issued convertible promissory notes in the total principal amount of $283,000, for total cash proceeds of $275,000.

During June and July 2025, the Company entered into several note payable agreements totaling $125,000. The principal and interest (at 6% per annum) will be due and payable in June and July 2026. Each holder of a note payable also received shares of common stock equal to the principal amount of the note payable divided by $0.25 upon issuance of the respective note payable. There were 500,000 shares of common stock issued with the notes payable, for a total fair value of approximately $32,000.

During 2025, the Company issued 25,503,571 shares of common stock to various consultants or Board members at a total fair value of approximately $934,000.

During 2025, the Company issued 500,000 shares of common stock with warrants to purchase up to 500,000 shares of common stock at an exercise price of $0.26 per share through a private stock offering.

The foregoing issuances were made in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing in this Annual Report. This discussion and other parts of this Annual Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis, and elsewhere in this Annual Report.

Objective

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the years ended December 31, 2025 and 2024 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2025, as compared to the year ended December 31, 2024. This discussion should be read in conjunction with our consolidated financial statements for the years ended December 31, 2025 and 2024 and the related information included elsewhere in this Annual Report.

Business Overview

We are a technology and intellectual-property-driven gaming and digital entertainment company developing proprietary platforms that deliver skill-based, data-supported, and highly personalized interactive experiences. The Company’s focus is on creating curated engagement products that blend fantasy sports frameworks, predictive modeling, gamification mechanics, and behavioral personalization to drive user participation through direct team ownership across underserved and emerging segments of the sports entertainment marketplace.

MGAM’s current strategy emphasizes the development and commercialization of technology assets, data-driven scoring engines, mobile-first user interfaces, and proprietary behavioral-logic systems designed to support next-generation fantasy formats. These products are intended to offer users deeper strategic optionality and more immersive experiences than conventional fantasy sports models, which often rely on simplified scoring systems and limited personalization.

Components of Consolidated Statements of Operations

Revenue and Cost of Revenue

During 2025, the Company established a beta league for fantasy baseball utilizing its Dominus Sports product, which provides customers with the opportunity to create and own a team with three different tier pricing options. Ownership fees paid provide the customer with ownership rights over a five-year period; these ownership fees are recorded as a liability and paid out as prize money (“Team Prize Payout”) over the five-year ownership period. Customers also have the ability to buy additional micro transactions, which provide various additional rights or improvements to their teams; these micro transactions are generally recognized as revenue when billed. As of December 31, 2025, the amount of Team Prize Payout was approximately $11,600. Revenue from the beta league for the year ended December 31, 2025 was approximately $4,000. Cost of revenue for the year ended December 31, 2025 was immaterial.

Selling, General and Administrative Expenses

Selling, general and administrative costs are expensed as incurred and primarily include personnel costs in the U.S., public filing fees, travel expenses, contractor fees, and professional fees.

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024

The following table summarizes the results of our operations:

	2025	2024	$ Change	% Change
Revenue	$3,697	$-	$3,697	*
Operating expenses:
Selling, general and administrative	2,161,677	1,632,349	529,328	32%
Total operating expenses	2,161,677	1,632,349	529,328	32%
Loss from operations	(2,157,980)	(1,632,349)	(525,631)	32%
Interest income (expense), net	(22,384)	(1,209)	(21,175)	**
Change in fair value of convertible notes payable	50,500	-	50,500	*
Loss from continuing operations	$(2,129,864)	$(1,633,558)	$(496,306)	30%
Loss from operation of discontinued MOGO Pvt Ltd	(145,336)	(694,737)	549,401	(79)%
Gain on classification as held for sale	12,866	-	(12,866)	*
Net loss	(2,262,334)	(2,328,295)	65,961	(3)%

*	Not meaningful

**	Change is more than 100%

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2,162,000 for the year ended December 31, 2025, compared to approximately $1,632,000 for the year ended December 31, 2024. The increase in general and administrative expenses was primarily driven by an increase of approximately $810,000 in consulting expense, $44,000 in marketing expense, $36,000 in non-income tax expense, $15,000 in travel expense and $45,000 in amortization expense. This increase was offset by decreases of approximately $217,000 in accounting, legal, and regulatory expense, $69,000 in payroll expense, $13,000 in insurance expense and $119,000 in board compensation expense.

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

As a result of this strategic shift, the India subsidiary’s revenue decreased by approximately $24,000 from 2025 to 2024. Additionally, selling, general and administrative expenses also decreased by approximately $494,000 from 2025 to 2024. During 2024 the India subsidiary recorded a write-off of equipment and furniture of approximately $80,000 as it was no longer in use. During 2025 the India subsidiary recorded a $13,000 gain on classification as held for sale.

Liquidity and Capital Resources

As of December 31, 2025 and December 31, 2024, we had cash and restricted cash of approximately $573,000 and $837,000, respectively. We have financed operations through the issuance of common stock with warrants; notes payable; and convertible notes payable; and convertible notes payable with restricted common stock. In 2025 the Company issued 500,000 shares of common stock with warrants to purchase up to 500,000 shares of common stock (“2025 Warrants”) at an exercise price of $0.26 per share through a private stock offering. The total purchase price was $0.25 per share and warrant for total gross proceeds of $125,000. In 2025, we also issued several note payable agreements totaling $125,000 and issued several convertible promissory notes for total gross proceeds of $610,500. We also issued $325,000 in convertible notes payable, whereby the holders of these notes were entitled to receive 1,300,000 in restricted common stock.

Funding Requirements

We believe we may need to raise additional funding to meet our cash, operational and liquidity requirements for at least 12 months after the date of the filing of this Annual Report.

See “Risk Factors” for additional risks associated with our substantial capital requirements.

Cash Flows

The following table summarizes our sources and uses of cash:

	Year Ended
	December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(1,066,498)	$(2,107,013)
Investing activities	(418,198)	(67,624)
Financing activities	1,130,910	(65,040)
Effect of exchange rate changes on cash	(1,528)	(6,407)
Net decrease in cash	$(355,314)	$(2,246,084)

Operating Activities

Net cash used in operating activities for 2025 was approximately $1,066,000 compared to $2,107,000 for 2024. The approximate $1,041,000 decrease was primarily due to a $66,000 decrease in net loss; a $28,000 increase in depreciation and amortization; a $701,000 increase in non-cash expenses for stock and warrants issued for services; an $18,000 increase in amortization of debt discount; and a $398,000 change in operating assets and liabilities, offset by a $50,000 decrease in the change in fair value of convertible notes payable; an $80,000 decrease in impairment expense; and a $41,000 decrease in a change in operating right-of-use assets.

Investing Activities

Net cash used in investing activities for 2025 was approximately $418,000 compared to $68,000 for 2024. The increase of approximately $351,000 was primarily due to a $418,000 increase in software costs, including the asset acquisition of RSO; this increase was offset by a $68,000 decrease in property and equipment purchases.

Financing activities

Net cash provided by financing activities for 2025 was approximately $1,131,000. Net cash used in investing activities was approximately $65,000 for 2024. This increase in cash of approximately $1,196,000 was primarily due to a $125,000 increase in the issuance of common stock; a $125,000 increase in the issuance of notes payable with common stock; a $936,000 increase in the issuance of convertible notes payable; and a $65,000 decrease in the repayment of notes payable. This increase was offset by payments of approximately $5,000 for stock issuance costs and $50,000 for deferred financing costs.

Contractual Obligations and Commitments

From time to time, we may be involved in various litigation matters which arise in the ordinary course of business. There is currently no litigation that we believe will have a material impact on the financial position of the Company.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these consolidated financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date the consolidated financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements includes a summary of the significant accounting policies we used to prepare our consolidated financial statements. We have discussed the selection and disclosure of our critical accounting policies and estimates with our Audit Committee. The following is a review of our most significant policies and estimates.

Liquidity and Going Concern

The Company’s operations are subject to certain risks and uncertainties, including, among others, the Company’s need for additional financing, the ability to attract users and viewers to the Company’s offerings, the challenges of developing and commercializing our proprietary technology platform, the inability to retain or convert RSO users to our platform, and reliance on key members of management.

The accompanying financial statements have been prepared on the basis that assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history, has incurred operating losses to date, and expects to incur operating losses for the foreseeable future. In addition, the Company has shut down its operational activity in India and is launching a different business model, which could negatively impact the Company’s ability to achieve its strategic direction. Furthermore, the Company may be unable to generate significant revenue within the next year or generate sufficient cash flows to continue its operations. The Company has a new Chief Executive Officer and is working with other consultants and its board of directors to operate the Company. Management believes the current team has the necessary experience to achieve its goals.

The Company has approximately $573,000 of cash as of December 31, 2025 and an accumulated deficit of approximately $12,903,000 and $10,643,000 as of December 31, 2025 and 2024, respectively. Management believes that the Company will need to raise additional capital to continue to operate for the next 12 months from the date of the issuance of the consolidated financial statements. The failure of the Company to raise additional capital and achieve its business objectives could have a material adverse effect on the Company’s results of operations. These conditions, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Capitalized Software

The Company capitalizes internal-use software based on the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Intangibles-Goodwill and Other-Internal-Use Software. The Company expenses costs during the preliminary project stage and capitalizes costs incurred during the application development stage until the software is substantially complete and ready for its intended use. Once the internal-use software is ready for its intended use, costs associated with training and routine maintenance are expensed as incurred. Significant enhancements and upgrades to the software are capitalized provided it is probable that these expenditures will result in additional functionality.

Long-Lived Assets

The Company reviews long-lived assets for realizability on an ongoing basis. Changes in depreciation and amortization, generally accelerated depreciation and variable amortization, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change. The Company also reviews for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. In those circumstances, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists. When testing for asset impairment, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. Any impairment loss is calculated as the excess of the asset’s carrying value over its estimated fair value. Fair value is estimated based on the discounted cash flows for the asset group over the remaining useful life or based on the expected cash proceeds for the asset less costs of disposal. Any impairment losses would be recorded in the consolidated statements of operations. During 2025 and 2024, the Company recorded an impairment loss of approximately nil and $80,000, respectively.

Fair Value of Financial Instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables the assessment of the inputs used in determining the reported fair values. ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a hierarchy of inputs used when available. Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The fair value hierarchy prioritizes inputs used to measure fair value into three levels as follows:

●	Level 1 – Inputs are based on quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Inputs are based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions, or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the related assets or liabilities.

●	Level 3 – Inputs are based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities and typically reflect management’s estimates or assumptions that market participants would use in pricing the asset or liability.

Convertible Notes Payable

Fair Value Option (“FVO”) Election. The Company elected to account for the convertible notes issued, as described at Note 8 under the fair value option election pursuant to ASC Topic 825, Financial Instruments (“ASC 825”), as discussed below. The election was made to simplify the accounting for the instrument by avoiding the requirement to separately account for the embedded conversion feature as a derivative or to bifurcate the instrument into debt and equity components under ASC 470-20, Debt with Conversion and Other Options. The convertible note accounted for under the FVO election is a debt host financial instrument. ASC 825 provides for the “fair value option” election, to the extent, to be afforded to in scope financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date fair value and then subsequently remeasured at fair value on a recurring basis at each reporting period date. The fair value adjustment, as required by ASC 825, is recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as interest expense in the accompanying consolidated statements of operations and comprehensive loss. With respect to the note described at Note 8, as provided for by ASC 825, the estimated fair value adjustment is presented within the accompanying statement of operations, since the change in fair value of the convertible notes payable was not attributable to instrument specific credit risk.

Other Current Liabilities

The Company evaluates future equity shares to be issued in accordance with the guidance of ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). Equity shares to be issued for which the Company does not have sufficient legally authorized shares to be issued are recorded as a liability and is only remeasured to fair value each reporting period if the underlying ASC requires it. During 2025, the Company incurred an obligation to issue 5,300,000 shares of restricted common stock related to the asset acquisition of RSO (see Note 3) and another 1,300,000 shares of restricted common stock in conjunction with the Convertible Bridge Notes (see Note 8). The obligation to issue the 5,300,000 shares of restricted common stock related to the RSO acquisition did not require remeasurement as the number of shares was fixed and temporarily classified as a liability due to an insufficient number of authorized shares; whereas, the obligation to issue the 1,300,000 shares of restricted common stock in conjunction with the Convertible Bridge Notes did require remeasurement at December 31, 2025, as the Company elected the fair value option to account for these convertible notes.

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

During 2025, the Company established a beta league for fantasy baseball utilizing its Dominus Sports product, which provides customers the opportunity to create and own a team with three different tier pricing options. Ownership fees paid provide the customer with ownership rights over a five-year period; these ownership fees are recorded as a liability and paid out as prize money (“Team Prize Payout”) over the five-year ownership period. Customers also have the ability to buy additional micro transactions, which provide various additional rights or improvements to their teams. Micro transactions are generally recognized as revenue when billed. Revenue for the year ended December 31, 2025 from the beta league was approximately $4,000. During 2024, the Company received approximately $25,000 of revenue from prize money earned from teams that it sponsored for certain Esports competitions.

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

Item 8. Financial Statements and Supplementary Data.

Our financial statements required to be filed pursuant to this Item 8 appear in a separate section of this Annual Report, beginning on page F-1.

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

As of December 31, 2025, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and ages of all of our directors and executive officers as of December 31, 2025. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position
Marco Welch	72	Chairman
Brett Rosin	39	Chief Executive Officer and Director
Mark Keeley	63	Chief Financial Officer
Steven Berman	62	Chief Operating Officer

The following are biographical summaries of those individuals who serve as our executive officers and directors:

Marco Welch, Chairman. Mr. Welch has been Chairman of the Company since June 2024. Mr. Welch has over 30 years of investment banking experience and was the owner of the commodities firm, BD Alpha3 Corp., where he has served as a consultant for more than the past five years. BD Alpha3 Corp is not currently active. As a specialist on the Chicago Stock Exchange, he held Series 3, 7 and 63 licenses. In addition, he was CMO for Cabrera Capital, where he marketed a $10 billion bond deal for the State of Illinois. This was the largest bond deal in the state’s history. Previously, he was CMO for Medtech Detect. Mr. Welch was classically trained at The Chicago Conservatory College.

Brett Rosin. Mr. Rosin has been Chief Executive Officer of the Company since October 2024 and a member of the board of directors since November 2024. Mr. Rosin is a 38- year- old digital media expert with 16 years of experience as an executive in the field. Rosin’s career is highlighted by co-founding and running Rant Inc, as Chairman and CEO. Over the course of its history, Rant became one of the largest and fastest growing digital media companies in the world according to Forbes and Inc. 5000 prior to being acquired by FunctionX. Mr. Rosin has overseen and crafted growth strategies that have driven over 1 billion users to properties worldwide while generating tens of millions of dollars of revenue. His deep understanding of digital media, user generation, monetization, combined with ownership of proprietary sports technology in the fantasy sports and sports industries brings a unique value set to the industry.

Mark J. Keeley, Chief Financial Officer. Mr. Keely has been Chief Financial Officer of the Company since January 2024. Mr. Keeley is a 40-year CPA and experienced financial professional with a diverse background as 10-year CFO of multiple public and private entities and former Partner with PricewaterhouseCoopers LLP. Mr. Keeley earned his BS in Accounting and Information Systems from the University of Massachusetts at Amherst and a Masters Degree in Finance from Boston College.

Steven Berman, Chief Operating Officer. Mr. Berman has been Chief Operating Officer of the Company since January 2025. Steven Berman brings decades of experience in both regulated and grey-market gaming sectors. Mr. Berman’s career spans over 25 years, during which he has played a crucial role in the evolution of online and regulated gaming. He was part of the World Poker Tour in its infancy, where he helped pioneer one of the most successful poker brands in the world. He also created the highly acclaimed **WPT Boot Camps**, which helped revolutionize poker training and engagement. Beyond his work with WPT, Mr. Berman has worked closely on multiple projects with the **Seminole Tribe of Florida**, one of the most influential gaming operators in the U.S. His deep understanding of both **iGaming’s grey markets and the highly regulated U.S. gaming space**, coupled with his ability to navigate compliance and licensing, sets him apart as a unique figure in the industry. He holds multiple gaming licenses, solidifying his expertise in regulatory affairs and operations.

Director Independence

The rules of the OTC Stock Market, or the OTC Rules, applicable to the Company do not require the board of directors to be composed of independent directors. Nevertheless, the Company’s board of directors, comprised of Marco Wech, Chairman, and Brett Rosin, Chief Executive Officer, undertook a review of the composition of our board of directors and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that Marco Welch is independent under such applicable rules. In addition, the OTC Rules to which the Company is subject based upon its level of OTC status do not require the Company to be comprised of committees. As such, the Company’s Board of Directors does not have any committees. Going forward, the Company plans to establish audit, compensation and nominating and governance committees.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal year ended December 31, 2025 and 2024 to our principal executive officers (collectively the “named executive officers”)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option awards ($)	Total ($)
Brett Rosin, Chief Executive Officer	2025	$96,000	$-	$10,000	$	$106,000
	2024	$24,000	$-	$30,000	$	$54,000
Mark Keeley, Chief Financial Officer	2025	$-	$-	$30,000	$	$30,000
	2024	$54,000	$-	$-	$	$54,000
Steven Berman, Chief Operating Officer	2025	$114,000	$-	$17,000	$	$131,000
	2024	$19,000	$-	$-	$	$19,000
Kiki Benson, Former Chief Financial Officer	2025	$60,000	$-	$-	$	$60,000
	2024	$60,000	$10,000	$600	$	$70,600

(1)	Amounts reported represent the aggregate grant date fair value of equity awards granted to the non-employee directors, computed in accordance with the FASB’s ASC Topic 718.

Narrative Disclosure to Summary Compensation Table

Except as otherwise described below, there are no compensatory plans or arrangements, including payments to be received from the Company with respect to any named executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or our subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Employment Agreements

On October 31, 2024, we entered into an employment agreement with Brett Rosin (the “Rosin Employment Agreement”). Pursuant to the Rosin Employment Agreement, Mr. Rosin is employed as our Chief Executive Officer for a term of three (3) years, which automatically renews for successive periods of three (3) years each. Mr. Rosin is paid annual cash compensation of $96,000 and is entitled to an annual bonus of up to 100% of his annual cash compensation upon achievement of performance objectives to be determined by the Board. Mr. Rosin is eligible to exchange any of his bonus awards in cash for common stock up to 30% of the cash award earned. In the event that we terminate Mr. Rosin without Cause (as defined in the Rosin Employment Agreement), Mr. Rosin would be entitled to severance of six (6) months of his salary and bonuses.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2025, we had not granted any share options, share appreciation rights or any other awards under long-term incentive plans to any of our named executive officers.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the fiscal year ended December 31, 2025. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2025.

Name	Fees Earned or Paid in Cash ($)	Stock awards ($) (1)	Option Awards ($)	Total ($)
Marco Welch	$72,000	$12,500	$-	$84,500

(1)	Amounts reported represent the aggregate grant date fair value of equity awards granted to the non-employee directors during 2025, computed in accordance with the FASB’s ASC Topic 718.

Equity Grant Practices

Policies and Practices Regarding the Grant of Equity Awards

We do not schedule the grant of any equity awards in anticipation of the disclosure of material, non-public information and we do not schedule the disclosure of material, non-public information based on the timing of granting equity awards. We have not adopted a formal policy that dictates the timing of equity award grants. We may choose to grant equity awards outside of the annual broad-based awards (e.g., as part of a new hire package or as a retention or promotional incentive). During 2025, no stock option grants were made to any of our named executive officers.

Item 12. Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of March 30, 2026, or as otherwise set forth below, with respect to the beneficial ownership of our common stock (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each of our directors and our executive officers. As of March 30, 2026, we had 64,456,391 shares of common stock outstanding.

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

Name of Beneficial Owner	Shares Beneficially Owned	Percent Ownership
Directors and Named Executive Officers:

Marco Welch, Chairman, Director	2,520,000	3.9%
Brett Rosin, CEO	6,000,000	9.3%
Mark J. Keeley, CFO	3,000,000	4.7%
Steven Berman, COO	3,500,000	5.4%

All directors and executive officers as a group (4 persons)	15,020,000	23.3%

Equity Compensation Plan Information

On December 22, 2025 the Company filed an Information Statement to the holders of record of the outstanding common stock of the Company, $0.0001 par value per share pursuant to Rule 14c-2 promulgated under the Securities Exchange Act of 1934, as amended. The Information Statement relates to actions taken by written consents in lieu of meetings, on November 24, 2025 and December 5, 2025 (the “Written Consents”), by the holders of a majority of the outstanding shares of common stock. The Written Consents constitute the consent of the Majority Stockholders and are sufficient under the General Corporation Law of the State of Delaware and the Company’s bylaws to approve the actions described herein.

The Written Consents:

1.	approved the Company’s 2025 Omnibus Equity Incentive Plan and the reservation of an aggregate of 13,422,000 shares of common stock for the issuance of awards thereunder;

2.	approved an amendment to the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”) to effect a reverse stock split of the Company’s common stock at a ratio of between 1-for-2 and 1-for-75 (the “Reverse Stock Split”), with such ratio to be determined at the sole discretion of the Board and with such Reverse Stock Split to be effected at such time and date, if at all, as determined by the Board in its sole discretion; and

3.	approved an amendment to the Certificate of Incorporation to increase the number of shares of authorized common stock from 100,000,000 to 300,000,000.

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

Certain Related Party Transactions

Set forth below is information in which the amount involved exceeds 1% of the average of our total assets at December 31, 2025 and 2024:

During 2025 and 2024, the Company’s Board of Directors earned a total board stipend of approximately $28,000 and $145,000, respectively. During 2025 and 2024, the Company paid the Board Chairman $112,000 and $96,000 for additional consulting services provided. During 2025, the Company issued 1,250,000 shares of common stock valued at approximately $13,000 to its Board Chairman.

Item 14. Principal Accountant Fees and Services

The Company paid its auditor, Mercurius & Associates LLP aggregate fees including expenses of approximately $85,000 and $136,000 in 2025 and 2024, respectively. The fees paid were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for the issuance of consents and review of documents filed with the Securities and Exchange Commission (“SEC”).

The Board of Directors has adopted procedures for pre-approving all audit and non-audit services provided by the independent registered public accounting firm, including the fees and terms of such services. Their procedures include reviewing detailed back-up documentation for audit and permitted non-audit services. The documentation includes a description of, and a budgeted amount for, particular categories of non-audit services that are recurring in nature and therefore anticipated at the time that the budget is submitted. Audit Committee approval is required to exceed the pre-approved amount for a particular category of non-audit services and to engage the independent registered public accounting firm for any non-audit services not included in those pre-approved amounts. For both types of pre-approval, the Audit Committee considers whether such services are consistent with the rules on auditor independence promulgated by the SEC and the Public Company Accounting Oversight Board (“PCAOB”). The Audit Committee also considers whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service, based on such reasons as the auditor’s familiarity with our business, people, culture, accounting systems, risk profile, and whether the services enhance our ability to manage or control risks, and improve audit quality. The Audit Committee may form and delegate pre-approval authority to subcommittees consisting of one or more members of the Audit Committee, and such subcommittees must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. All of the services provided by the independent registered public accounting firm were pre-approved by the Audit Committee.

Part IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statement Schedules. See Index to Financial Statements in the separate section of this Annual Report on Form 10-K, beginning on page F-1.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(2)	Financial Statement Schedules

Required information is included in the notes to the consolidated financial statements

(3)	Exhibits

See Exhibit Index below

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Mobile Global Esports Inc. as currently in effect, incorporated herein by reference to Exhibit 3.1 to Form S-1 Registration Statement filed on December 23, 2021
3.2	Bylaws of Mobile Global Esports Inc. as currently in effect, incorporated herein by reference to Exhibit 3.2 to Form S-1 Registration Statement filed on December 23, 2021
3.3	Certificate of Amendment to Certificate of Incorporation dated January 12, 2026, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 12, 2026
4.1	Form of Common Stock Warrant, incorporated herein by reference to Exhibit 4.1 to Form 8-K Report filed on September 23, 2022
4.2	Form of Warrant issued to WestPark Capital, Inc. pursuant to the Engagement Agreement dated September 20, 2022 between the registrant and WestPark Capital, Inc., incorporated herein by reference to Exhibit 4.2 to Form 8-K Report filed on September 23, 2022
4.3	Description of Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 incorporated herein by reference to Exhibit 4.3 to Form 10-K filed on April 14, 2023.
10.1	Securities Purchase Agreement dated September 20, 2022, between the registrant and an institutional and accredited investor, incorporated herein by reference to Exhibit 10.1 to Form 8-K Report filed on September 23, 2022
10.2+	Employment Agreement dated February 26, 2025 by and between Mobile Global Esports Inc. and Mark J. Keeley, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2025
10.3	Asset Purchase Agreement, dated October 17, 2025, between the Company and Reality Sports Online, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2025
10.4	Form of Securities Purchase Agreement for Promissory Note between the Company and ClearThink Capital Partners, LLC, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2025
10.5	Form of Promissory Note issued by the Company in favor of ClearThink Capital Partners, LLC, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 2, 2025
10.6	Form of Securities Purchase Agreement for ELOC between the Company and ClearThink Capital Partners, LLC, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 2, 2025
10.7	Form of Registration Rights Agreement between the Company and ClearThink Capital Partners, LLC, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 2, 2025
10.8+	2025 Omnibus Equity Incentive Plan, incorporated herein by reference to Appendix A to the Company’s Definitive Information Statement on Schedule 14C filed on December 22, 2025
10.9*	Form of Convertible Promissory Note issued on August 6, 2025
10.10*	Form of Convertible Promissory Note issued on September 9, 2025
10.11*	Form of Convertible Promissory Note issued on September 16, 2025
19.1	Insider Trading Policy, incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2025
23.1*	Consent of Mercurius & Associates LLP
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy, incorporated herein by reference to Exhibit 97.1 to Form 10-K filed on April 15, 2024.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

+	Indicates a management contract or any compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mobile Global Esports Inc.

Date: March 31, 2026	By:	/s/ Brett Rosin
	Name:	Brett Rosin
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Brett Rosin	Director and Chief Executive Officer	March 31, 2026
Brett Rosin	(Principal Executive Officer)

/s/ Mark Keeley	Chief Financial Officer Consultant	March 31, 2026
Mark Keeley	(Principal Financial and Accounting Officer Consultant)

/s/ Marco Welch	Director	March 31, 2026
Marco Welch

Mobile Global Esports Inc.

Financial Statements

MERCURIUS & ASSOCIATES LLP Formerly known as AJSH & Co LLP +91 11 4559 6689 info@masllp.com www.masllp.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Mobile Global Esports Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mobile Global Esports Inc. (the “Company”) as of December 31, 2025, and 2024, the related consolidated statements of operations, stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of approximately $12,903,000 and $10,643,000 as of December 31, 2025, and 2024, respectively, and the company has incurred operating losses to date and over the recent past fiscal years. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

LLPIN-AAG-1471 A-94/8, Wazirpur Industrial Area New Delhi-110052, India

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Convertible Notes Payable

As described in Notes 2 and 8 to the financial statements, the Company has elected to account for the convertible notes issued under the fair value option in accordance with applicable ASC. Accordingly, bifurcation of any embedded derivative is not required, and the financial instrument is initially measured at its issue-date fair value and subsequently remeasured at fair value on a recurring basis at each reporting date. The Company’s convertible notes payable were measured at fair value amounting to $ 779,960 as of December 31, 2025, with changes in fair value recognized in the statement of operations.

The principal considerations for our determination that performing procedures relating to the fair valuation of the convertible notes payable is a critical audit matter are: (i) Significant risk due to the complexity of the accounting and the judgment involved in fair valuation of the convertible notes; (ii) the high degree of management judgement and estimation uncertainty in selecting appropriate fair valuation methodologies and determining key assumptions; and (iii) the significant auditor judgement and subjectivity involved in evaluating those assumptions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others (i) evaluating key terms of the financing agreements; (ii) assessing the appropriateness of management’s identification of embedded features requiring separate accounting; (iii) evaluating the appropriateness of the fair valuation methodology used; and (iv) evaluating the reasonableness of key assumptions and estimates applied in the fair valuation.

/s/ Mercurius & Associates LLP
Mercurius & Associates LLP

We have served as the Company’s auditor since 2021.

New Delhi, India

Date: March 31, 2026

MOBILE GLOBAL ESPORTS INC.

Consolidated Balance Sheets

As of December 31, 2025 and 2024

		December 31,	December 31,
	Note	2025	2024

Assets
Current assets:
Cash	2	573,305	$837,134
Prepaid expenses		11,275	85,801
Deferred offering costs		50,000	-
Current assets held for sale	16	-	142,778
Total current assets		634,580	1,065,713
Capitalized software, net	5	1,019,362	-
Long-term assets held for sale	16	-	15,606

Total assets		1,653,942	$1,081,319

Liabilities
Current liabilities:
Accounts payable and accrued expenses	9	173,887	$58,463
Convertible notes payable	8	779,960	-
Notes payable, net	7	114,951	-
Team prize payout, short term	2	1,845	-
Other current liabilities	3, 8	751,640	-
Current liabilities held for sale	16	-	23,615
Total current liabilities		1,822,283	82,078
Team prize payout, long term		9,795	-
Total liabilities		1,832,078	82,078

Commitments and contingencies	13
Stockholders’ equity (deficit)	11
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding		-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 54,440,074 and 27,936,503 shares issued and outstanding		5,444	2,793
Additional paid-in capital		12,744,970	11,660,365
Accumulated deficit		(12,903,470)	(10,642,727)
Accumulated other comprehensive loss		(8,621)	(6,322)

Total stockholders’ equity (deficit) - Mobile Global Esports Inc.		(161,677)	1,014,109
Non-controlling interest		(16,459)	(14,868)
Total stockholders’ equity (deficit)		(178,136)	999,241
Total liabilities and stockholders’ equity (deficit)		1,653,942	$1,081,319

The accompanying footnotes are an integral part of these consolidated financial statements.

MOBILE GLOBAL ESPORTS INC.

Consolidated Statements of Operations

For the years ended December 31, 2025 and 2024

		Year Ended	Year Ended
	Note	December 31, 2025	December 31, 2024

Revenue	2	$3,697	$-

Cost of revenue		-	-

Gross profit		3,697	-

Operating expenses:
Selling, general and administrative expenses	14	2,161,677	1,632,349
Total operating expenses		2,161,677	1,632,349

Loss from operations		(2,157,980)	(1,632,349)

Interest income		27	199
Interest expense		(22,411)	(1,408)
Change in fair value of convertible notes payable	8	50,500	-

Loss from continuing operations, before income taxes		(2,129,864)	(1,633,558)
Income taxes		-	-

Loss from continuing operations		(2,129,864)	$(1,633,558)

Discontinued operations (Note 16)

Loss from operations of discontinued MOGO Pvt Ltd	16	(145,336)	(694,737)
Gain on classification as held for sale	16	12,866	-
Income tax benefit		-	-
Loss on discontinued operations		(132,470)	(694,737)
Net loss		$(2,262,334)	$(2,328,295)

Net loss on discontinued operations - non-controlling interest		$(1,591)	$(8,337)
Net loss attributable to Mobile Global Esports Inc.		$(2,260,743)	$(2,319,958)

Loss from continuing operations per share attributable to common stockholders, basic and diluted		$(0.05)	$(0.08)

Loss from discontinued operations per share attributable to common stockholders, basic and diluted		$(0.00)	$(0.03)

Net loss per share attributable to common stockholders, basic and diluted		$(0.05)	$(0.11)

Weighted average common shares outstanding, basic and diluted		46,432,409	21,568,233

Comprehensive loss:
Net loss		(2,262,334)	(2,328,295)
Unrealized loss on foreign currency translation		(2,299)	(3,290)

Total comprehensive loss		$(2,264,633)	$(2,331,585)
Comprehensive loss attributable to non-controlling interest		(1,591)	(8,337)
Comprehensive loss - Mobile Global Esports Inc.		(2,263,042)	(2,323,248)

The accompanying footnotes are an integral part of these consolidated financial statements.

MOBILE GLOBAL ESPORTS INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the years ended December 31, 2025 and 2024

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Non-controlling	Stockholder’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Interest	Equity (Deficit)

Balance, December 31, 2023	21,191,593	2,119	11,427,419	(8,322,769)	(3,032)	(6,531)	3,097,206

Fair value of warrants issued for services	-	-	185,920	-	-	-	185,920

Issuance of common stock for services	6,744,910	674	47,026	-	-	-	47,700

Other comprehensive loss	-	-	-	-	(3,290)	-	(3,290)

Net loss	-	-	-	(2,319,958)	-	(8,337)	(2,328,295)

Balance, December 31, 2024	27,936,503	$2,793	$11,660,365	$(10,642,727)	$(6,322)	$(14,868)	$999,241

Issuance of common stock for services	25,503,571	2,551	931,835	-	-	-	934,386

Issuance of common stock with warrants	500,000	50	124,950	-	-	-	125,000

Issuance of common stock with notes payable	500,000	50	32,410	-	-	-	32,460

Stock issuance costs	-	-	(4,590)	-	-	-	(4,590)

Other comprehensive loss	-	-	-	-	(2,299)	-	(2,299)

Net loss	-	-	-	(2,260,743)	-	(1,591)	(2,262,334)

Balance, December 31, 2025	54,440,074	$5,444	$12,744,970	$(12,903,470)	$(8,621)	$(16,459)	$(178,136)

The accompanying footnotes are an integral part of these consolidated financial statements.

MOBILE GLOBAL ESPORTS INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2025 and 2024

	Year ended
	December 31, 2025	December 31, 2024

Cash flows from operating activities

Net loss	$(2,262,334)	$(2,328,295)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	934,386	47,700
Depreciation and amortization	45,436	17,206
Impairment expense	-	79,566
Fair value of warrants issued for services	-	185,920
Change in operating right-of-use assets	-	40,647
Change in fair value of convertible notes payable	(50,500)	-
Amortization of debt discount	18,200	-
Changes in operating assets and liabilities:
Prepaid expenses	124,906	(40,588)
Other assets	15,328	3,780
Accounts payable and accrued expenses	96,440	(69,487)
Team prize payout	11,640	-
Operating lease liabilities	-	(43,462)

Net cash used in operating activities	(1,066,498)	(2,107,013)

Cash flows from investing activities

Payments for capitalized software	(213,198)	-
Payment for asset acquisition of software technology	(205,000)	-
Payments for property and equipment	-	(67,624)

Net cash used in investing activities	(418,198)	(67,624)

Cash flows from financing activities

Issuance of common stock with warrants	125,000	-
Issuance of notes payable with common stock	125,000	-
Issuance of convertible notes payable	935,500	-
Payment of stock issuance costs	(4,590)	-
Payment of deferred offering costs	(50,000)	-
Repayment of note payable	-	(65,040)

Net cash provided by financing activities	1,130,910	(65,040)

Effect of exchange rate changes on cash	(1,528)	(6,407)

Net decrease in cash	(355,314)	(2,246,084)

Cash as of beginning of year	928,619	3,174,703

Cash as of end of year	$573,305	$928,619

Supplemental disclosure of cash flow information

Cash paid for interest	$-	$1,408

Supplemental disclosure of non-cash investing and financing activity

Other current liabilities incurred for asset acquisition	$646,600	$-

Right of use assets obtained on operating lease commencement	$-	$24,503

Common stock issued with notes payable	$32,460	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

Note 1 – Organization and Basis of Presentation

Organization

Mobile Global Esports Inc. (“MOGO Inc” or “MGAM”) was incorporated on March 11, 2021 under the laws of the State of Delaware. The Company was originally named Elite Esports, Inc. but changed its name to Mobile Global Esports Inc. on April 21, 2021. During July 2022, MOGO Esports Private Limited (“MOGO Pvt Ltd”) was established and incorporated in India. During June 2025, MOGO Pvt LTD was determined to have no value and was removed from MOGO Inc.’s records; see Note 16. Also, during June 2025, MGAM announced the beta launch of its flagship product, Dominus Sports, integrated with PUHZL, MGAM’s proprietary artificial intelligence platform. Dominus Baseball is the first product that has been developed by MGAM. Dominus introduces true-to-life simulation gameplay by turning live sports data into full 9-inning box scores using MGAM’s proprietary algorithms. The platform supports collaborative, role-based team ownership, enabling groups of users to manage teams as owners, scouts, coordinators, and general managers in a dynamic, strategic environment. PUHZL uses a combination of deterministic modeling and predictive modeling to drive in-app conversions, delivering personalized suggestions, adaptive chat experiences, and intelligent alerts that evolve with each user’s behavior. In November 2025, MGAM acquired Reality Sports Online (“RSO”), which is a premier dynasty-style Football fantasy sports platform built around real-world contract negotiations, salary-cap management, and multi-season franchise control. This acquisition unites RSO’s long-term team-management experience with Dominus Baseball’s real-time predictive gameplay, creating a fully integrated fantasy sports ecosystem that bridges instant competition and strategic ownership.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of MOGO Inc and its majority owned subsidiary, MOGO Pvt Ltd (collectively, the “Company”). MOGO Inc owns a 99% controlling interest in MOGO Pvt Ltd. The value of the non-controlling interest in MOGO Pvt Ltd is immaterial. In a strategic shift to focus on its flagship product, Dominus Sports, the Company decided to discontinue operations at MOGO Pvt Ltd; see Note 16.

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

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net loss or shareholders’ equity.

Liquidity and Going Concern

The Company’s operations are subject to certain risks and uncertainties, including, among others, the Company’s need for additional financing, the ability to attract users of the Company’s offerings, competition from other companies, and reliance on key members of management.

The accompanying financial statements have been prepared on the basis that assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history, has incurred operating losses to date, and expects to incur operating losses for the foreseeable future. In addition, the Company has shut down its operational activity in India and is launching a different business model, which could negatively impact the Company’s ability to achieve its strategic direction. Furthermore, the Company may be unable to generate significant revenue within the next year or generate sufficient cash flows to continue its operations. The Company has a new Chief Executive Officer and is working with other consultants and its board of directors to operate the Company. Management believes the current team has the necessary experience to achieve its goals.

Note 1 – Organization and Basis of Presentation (continued)

The Company has approximately $573,000 of cash and an accumulated deficit of approximately $12,903,000 as of December 31, 2025. Management believes that the Company will need to raise additional capital to continue to operate for the next 12 months from the date of the issuance of the consolidated financial statements. The failure of the Company to raise additional capital and achieve its business objectives could have a material adverse effect on the Company’s results of operations. These conditions, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates in the accompanying consolidated financial statements include the valuation allowance on deferred tax assets and the estimated fair value of warrants issued for services, convertible debt and other current liabilities.

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, amounts held in escrow and all highly-liquid debt instruments with original maturities of three months or less. As December 31, 2025 and 2024, the Company did not have any cash equivalents.

Capitalized Software

The Company capitalizes internal-use software based on the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Intangibles-Goodwill and Other-Internal-Use Software. The Company expenses costs during the preliminary project stage and capitalizes costs incurred during the application development stage until the software is substantially complete and ready for its intended use. Once the internal-use software is ready for its intended use, costs associated with training and routine maintenance are expensed as incurred. Significant enhancements and upgrades to the software are capitalized provided it is probable that these expenditures will result in additional functionality.

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

Note 2 – Summary of Significant Accounting Policies (continued)

Long-Lived Assets

The Company reviews long-lived assets for realizability on an ongoing basis. Changes in depreciation and amortization, generally accelerated depreciation and variable amortization, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change. The Company also reviews for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. In those circumstances, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists. When testing for asset impairment, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. Any impairment loss is calculated as the excess of the asset’s carrying value over its estimated fair value. Fair value is estimated based on the discounted cash flows for the asset group over the remaining useful life or based on the expected cash proceeds for the asset less costs of disposal. Any impairment losses would be recorded in the consolidated statements of operations and comprehensive loss. During 2025 and 2024, the Company recorded an impairment loss of approximately nil and $80,000, respectively. See Note 4.

Fair Value of Financial Instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables the assessment of the inputs used in determining the reported fair values. ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a hierarchy of inputs used when available. Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The fair value hierarchy prioritizes inputs used to measure fair value into three levels as follows:

●	Level 1 – Inputs are based on quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Inputs are based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions, or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the related assets or liabilities.

●	Level 3 – Inputs are based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities and typically reflect management’s estimates or assumptions that market participants would use in pricing the asset or liability.

Convertible Notes Payable

Fair Value Option (“FVO”) Election. The Company elected to account for the convertible notes issued, as described at Note 8 under the fair value option election pursuant to ASC Topic 825, Financial Instruments (“ASC 825”), as discussed below. The election was made to simplify the accounting for the instrument by avoiding the requirement to separately account for the embedded conversion feature as a derivative or to bifurcate the instrument into debt and equity components under ASC 470-20, Debt with Conversion and Other Options. The convertible note accounted for under the FVO election is a debt host financial instrument. ASC 825 provides for the “fair value option” election, to the extent, to be afforded to in scope financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date fair value and then subsequently remeasured at fair value on a recurring basis at each reporting period date. The fair value adjustment, as required by ASC 825, is recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as interest expense in the accompanying consolidated statements of operations and comprehensive loss. With respect to the note described at Note 8, as provided for by ASC 825, the estimated fair value adjustment is presented within the accompanying statement of operations, since the change in fair value of the convertible notes payable was not attributable to instrument specific credit risk.

Warrants Issued with Common Stock

The Company has entered into financing transactions in which it issued shares of common stock together with detachable warrants to purchase shares of the Company’s common stock. The common stock and warrants issued in these transactions are considered separate units of account.

In accordance with ASC 470-10-25-2, Debt—Overall, and ASC 470-20, Debt with Conversion and Other Options, when multiple financial instruments (including equity classified instruments) are issued together for a single consideration, the Company allocates the proceeds to each instrument based on their relative fair values at the issuance date.

The fair value of the warrants is estimated using an option-pricing model, such as the Black-Scholes valuation model, taking into consideration assumptions including the Company’s stock price on the issuance date, expected stock price volatility, expected term, risk-free interest rate, and expected dividend yield. The fair value of the common stock is determined based on the quoted market price of the Company’s common stock.

The proceeds allocated to common stock are recorded to common stock and additional paid-in capital, net of issuance costs. The portion of the proceeds allocated to the warrants is recorded as additional paid-in capital when the warrants are classified as equity. Issuance costs are allocated to each instrument on a relative fair value basis and recorded as a reduction of the related proceeds.

Note 2 – Summary of Significant Accounting Policies (continued)

The warrants were evaluated in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, to determine whether they should be classified as equity or liabilities. Warrants that meet the conditions for equity classification are recorded in additional paid-in capital and are not subsequently remeasured. Warrants that do not meet the criteria for equity classification are recorded as liabilities at fair value and are remeasured at each reporting date, with changes in fair value recognized in earnings.

Other Current Liabilities

The Company evaluates future equity shares to be issued in accordance with the guidance of ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). Equity shares to be issued for which the Company does not have sufficient legally authorized shares to be issued are recorded as a liability and are only remeasured to fair value each reporting period if the underlying ASC requires it. During 2025, the Company incurred an obligation to issue 5,300,000 shares of restricted common stock related to the asset acquisition of RSO (see Note 3) and another 1,300,000 shares of restricted common stock in conjunction with the Convertible Bridge Notes (see Note 8). The obligation to issue the 5,300,000 shares of restricted common stock related to the RSO acquisition did not require remeasurement as the number of shares was fixed and temporarily classified as a liability due to an insufficient number of authorized shares; whereas, the obligation to issue the 1,300,000 shares of restricted common stock in conjunction with the Convertible Bridge Notes did require remeasurement at December 31, 2025, as the Company elected the fair value option to account for these convertible notes.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company places its cash with high quality financial institutions and at times may exceed the Federal Deposit Insurance Corporation $250,000 insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

Revenue

The Company records revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

During 2025, the Company established a beta league for fantasy baseball utilizing its Dominus Sports product, which provides customers the opportunity to create and own a team with three different tier pricing options. Ownership fees paid provide the customer with ownership rights over a five-year period; these ownership fees are recorded as a liability and paid out as prize money (“Team Prize Payout”) over the five-year ownership period. Customers also have the ability to buy additional micro transactions, which provide various additional rights or improvements to their teams. Micro transactions are generally recognized as revenue when billed. Revenue for the year ended December 31, 2025 from the beta league was approximately $4,000. During 2024, MOGO Pvt Ltd received approximately $25,000 of revenue from prize money earned from teams that it sponsored for certain Esports competitions.

Note 2 – Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share (“ASC 260”). Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Segments

The Company has one reportable segment, which is the development of fantasy sports. At December 31, 2025 and 2024, 100% and 85.4% of the Company’s consolidated total assets are located within the United States of America.

Recent Accounting Pronouncements

During 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes. ASU No. 2023-09 amends income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The new guidance requires the entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements retrospectively. Prior period disclosures have been adjusted to reflect the new disclosure requirements; see Note 12.

During November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280). ASU No. 2023-07 was issued to improve the disclosures about a public entity’s reportable segments and requires more detailed information about a reportable segment’s expenses. The primary focus of ASU No. 2023-07 is enhanced disclosures about significant segment expenses. The guidance is applicable and effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted the provisions of ASU No. 2023-07 for the fiscal year ended December 31, 2024 and the adoption did not have a material impact on the Company.

Note 2 – Summary of Significant Accounting Policies (continued)

During November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. This guidance is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company expects to adopt this guidance in its fiscal year beginning January 1, 2027. The Company is evaluating the potential impact of this guidance on its consolidated financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The new guidance eliminates the previous requirement to track software development costs by project stage and instead requires capitalization of eligible costs when (1) management authorizes and commits to funding the project, and (2) it is probable that the project will be completed and the software will be used as intended. The guidance also introduces the concept of significant development uncertainty, which must be resolved before costs can be capitalized. This ASU is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those fiscal years. The Company is evaluating the potential impact of this guidance on tis consolidated financial statements.

Note 3 – Acquisitions

During October 2025, the Company entered into an asset purchase agreement (the “APA”) with Reality Sports Online, Inc. (“RSO” or “Seller”). Pursuant to the APA, the Seller agreed to sell, and the Company agreed to purchase a technology platform, intellectual property, and other related assets associated with the Seller’s business (the “Purchased Assets”).

At the closing of the transaction on November 14, 2025, the Company agreed to pay $205,000 to the Seller and issue to the Seller, 5,300,000 shares of its common stock at an aggregate fair value of $646,600. The 5,300,000 shares of common shares were issued on January 14, 2026. The acquisition of RSO was accounted for as an asset acquisition.

The entirety of the purchase price of RSO, in addition to approximately $24,000 of direct transaction costs, was allocated to the technology platform, resulting in an approximate book value of $876,000 and a useful life of three years. The asset was placed in service as of the acquisition date and included in capitalized software with approximately $36,000 of amortization expense recorded for the year ended December 31, 2025.

Note 4 – Property and Equipment

Property and equipment consisted of the following as of:

	December 31, 2025	December 31, 2024
Furniture and fixtures	-	16,715
Office and computer equipment	-	83,408
Accumulated depreciation and impairment	-	(100,123)
Property and equipment, net	-	-

Note 4 – Property and Equipment (continued)

Depreciation expense was approximately nil and $17,200 for 2025 and 2024, respectively. During 2024, the Company terminated its operating leases and significantly reduced its operations in India. During 2025, the Company shut down its operations in India. As of December 31, 2024, management determined that the Company’s property and equipment, which is located exclusively in India, was impaired. Therefore, property and equipment was written down to its estimated realizable value and an impairment charge of approximately $80,000 was recorded for 2024.

Note 5 – Capitalized Software

Capitalized software consisted of the following as of:

	December 31, 2025	December 31, 2024
Capitalized software	1,064,798	-
Accumulated amortization	(45,436)	-
Capitalized software, net	1,019,362	-

Amortization expense was approximately $45,000 for the year ended December 31, 2025. In November 2025, the Company placed $160,000 of capitalized software in use, with an additional $29,000 capitalized and placed in use in December 2025. In addition, in November 2025, the Company acquired RSO and the technology platform acquired is included in capitalized software; see Note 3.

Note 6 – Fair Value Measurements

The following table sets forth the fair value of the Company’s financial liabilities measured at fair value as of December 31, 2025 based on the three-tier fair value hierarchy:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Convertible notes payable			779,960	779,960
Other current liabilities	646,600		105,040	751,640
	646,600	-	885,000	1,531,600

As described in Note 8, the Company elected to record the convertible notes payable using the fair value option. The Company measures these convertible notes payable to fair value using a Scenario Base Model (“SBM”) and, accordingly, classifies these liabilities as Level 3. The key inputs to the valuations are underlying interest rates, stock prices, discount rates, terms (in years), the probabilities of being held to conversion, the probabilities of default and the probabilities of being held to maturity. A change in these significant unobservable inputs might result in a significantly higher or lower fair value measurement at the reporting date. Changes to fair value of these instruments are recorded in change in fair value of convertible notes payable on the consolidated statements of operations and comprehensive loss.

As described in Note 3, in November 2025 the Company incurred an obligation to issue 5,300,000 shares of restricted common stock as part of the RSO asset acquisition. The unadjusted quoted price of the Company’s common stock was used to estimate the fair value of this current liability.

As described in Note 8, as part of the Convertible Bridge Notes, the Company incurred an obligation to issue 1,300,000 shares of restricted common stock to the holders of the Convertible Bridge Notes. The Company measures the obligation to issue shares of restricted common stock using an option pricing model. The key inputs to the valuation is the underlying stock price, which was $0.10 on the grant date, and the 20% discount used to adjust the stock price for a lack of marketability (“DLOM”).

Note 6 – Fair Value Measurements (continued)

The following significant unobservable inputs were used in the fair value measurement of the convertible notes payable as of December 31, 2025:

December 31, 2025
Signiciant Unobservable Input of Level 3 Instruments	Weighted Average
Probabilities of conversion	50%
Probabilities of default	50%
Probabilities of held to maturity	0%
Terms (in years)	1.0
Discount rate	25.8%
Interest rate	12%

The following table provides a reconciliation of the estimated fair value of the convertible notes payable and other current liabilities in level 3 for the year ended December 31, 2025:

Balance at December 31, 2024	$-
Issuance of convertible notes payable and other current liabilities	830,460
Fair value adjustment	(50,500)
Balance at December 31, 2025	$779,960

At December 31, 2024, the Company did not identify any assets or liabilities required to be presented on the balance sheet at fair value.

Note 7 – Notes Payable

During 2025, the Company entered into several note payable agreements totaling $125,000. The principal and interest (at 6% per annum) will be due and payable in June 2026. Each holder of a note payable also received shares of common stock equal to the principal amount of the note payable divided by $0.25 upon issuance of the respective note payable. During the year ended December 31, 2025, there were 500,000 shares of common stock issued with the notes payable at a value of approximately $32,000. The value of the common stock issued was recorded as a debt discount on the notes payable and is amortized to interest expense over the term of the notes payable on a straight-line basis, which is not materially different from the effective interest method. The common shares issued contain certain time restrictions on when they can be sold by the recipient. Approximately $18,000 was amortized to interest expense during the year ended December 31, 2025. As of December 31, 2025, the notes payable, net balance of approximately $115,000 included approximately $4,000 of accrued interest.

Note 8 – Convertible Notes Payable

During August 2025, the Company issued convertible promissory notes (“August 2025 Convertible Notes”) in the total principal amount of $283,000, for total cash proceeds of $275,000. The August 2025 Convertible Notes bear interest at 10% per annum and have a maturity date of May 30, 2026 (“Maturity Date”). Any amount of principal or interest which is not paid when due shall bear interest at the rate of 22% per annum. In addition, the August 2025 Convertible Notes are convertible into the Company’s common stock beginning six (6) months after issuance at a conversion price equal to 65% multiplied by the Market Price. Market Price means the average of the three (3) lowest trading prices of the common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The August 2025 Convertible Notes may be prepaid by the Company at 120% beginning on the date of issuance until ninety (90) days following the issuance date and 125% beginning on the ninety first (91st) days following the issuance date and ending one hundred eighty (180) days following the issuance date.

Holders of the August 2025 Convertible Notes shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the August 2025 Convertible Notes and ending on the later of: (i) the Maturity Date, or (ii) the date of payment of the Default Amount (as defined in the Article III of the note agreement), each in respect of the remaining outstanding amount to convert all or any part of the outstanding and unpaid amount of the August 2025 Convertible Notes into fully paid and nonassessable shares of common stock, as such common stock exists on the issue date, or any shares of capital stock or other securities of the Company into which such common stock shall hereafter be changed or reclassified at the conversion price (the “Conversion Price”).

During the period the conversion right exists, the Company will reserve from its authorized and unissued common stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of common stock upon the full conversion of the August 2025 Convertible Notes. The Company is required at all times to have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the August 2025 Convertible Notes (based on the conversion price in effect from time to time) (the “Reserved Amount”). The Reserved Amount shall be increased (and/or decreased) from time to time in accordance with the Company’s obligations hereunder and the then current Conversion Price. The Company has reserved 28,406,739 shares of common stock of the Company for issuance upon conversion of the August 2025 Convertible Notes as of December 31, 2025.

Note 8 – Convertible Notes Payable (continued)

During September 2025, the Company issued convertible promissory notes (“September Convertible Note A”) in the principal amount of $150,000, for total cash proceeds of $130,000. The September Convertible Note A bears interest at 6% per annum and has a maturity date of September 15, 2026. In addition, the Notes are convertible into the Company’s common stock beginning six (6) months after issuance at a conversion price equal to 65% multiplied by the Market Price. Market Price means the average of the three (3) lowest trading prices of the common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The September Convertible Note A may be prepaid by the Company at 110% beginning on the date of issuance until 29 days following the issuance date; at 115% from 30 to 59 days following the issuance date; at 125% from 60-89 days following the issuance date; 130% from 90-119 days following the issuance date; 135% from 120-149 days from the issuance date; and 140% from 150-180 days following the issuance date. The Company has reserved 8,183,306 shares of common stock of the Company for issuance upon conversion of the September 2025 Convertible Note A.

During September 2025, the Company issued a convertible promissory note (“September Convertible Note B”) in the principal amount of $165,000, for total cash proceeds of $146,500. The September Convertible Note B bears interest at 10% per annum and has a maturity date of September 8, 2026. Any principal or interest which is not paid when due shall bear interest at the rate of the lesser of (i) 22% per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid. In addition, the September Convertible Note B is convertible into the Company’s common stock beginning six (6) months after issuance at a conversion price equal to 65% multiplied by the Market Price. Market Price means the average of the three (3) lowest trading prices of the common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The September Convertible Note B may be prepaid by the Company at 97% beginning on the date of issuance until ninety (90) days following the issuance date; 98% from 91-150 days following the issuance date; and 99% from 151-180 days following the issuance date. The Company has reserved 8,078,035 shares of common stock of the Company for issuance upon conversion of the September 2025 Convertible Note B.

During November and December 2025, the Company entered into several convertible promissory bridge notes (“Convertible Bridge Notes”) totaling $325,000. The principal and interest (at 17% per annum) will be due and payable in full on the close of a qualified financing event or twelve months from the date of execution, whichever comes first; a qualified financing event shall mean a registered public offering of the Company’s common stock resulting in an uplisting of such stock to the NASDAQ, NYSE, or another national securities exchange at a per-share offering price of not less than $4.00. Each holder of a Convertible Bridge Note also received shares of common stock equal to the principal amount of the note payable divided by $0.25 upon issuance of the respective Convertible Bridge Note. During the year ended December 31, 2025, there were 1,300,000 shares of common stock issued with the Convertible Bridge Notes at a value of approximately $105,000.

The common shares issued contain certain time restrictions on when they can be sold by the recipient, thus requiring the share price to be discounted in the fair value calculation (See Note 6). The common stock issued and issuable is subject to resale restrictions under Rule 144 of the Securities Act of 1933. At the time the convertible notes were issued, the Company did not have a sufficient number of authorized shares of common stock to settle the obligation to issue certain shares. Accordingly, the obligation to issue common stock was classified as a liability and measured at fair value. There was no material change in fair value between the issuance date and December 31, 2025. The Company amended its certificate of incorporation to authorize additional shares in January 2026. Upon effectiveness of the amendment, the obligation was reclassified to equity at fair value in January 2026. The 1,300,000 shares of common stock were issued in January 2026.

Note 8 – Convertible Notes Payable (continued)

On December 1, 2025, the Company entered into a Securities Purchase Agreement (the “Promissory Note Purchase Agreement”) with an accredited investor (the “Investor”), pursuant to which the Company sold the Investor an unsecured original issue discount promissory note in the principal amount of $75,000 (the “2025 Promissory Note”) for which the Company received net proceeds of $59,000, as a $6,000 interest prepayment was deducted from the initial cash receipt. The 2025 Promissory Note carries an interest rate of 10%, which shall be applied to the principal on the issuance date of the 2025 Promissory Note, and is payable on the maturity date of December 1, 2026. The 2025 Promissory Note is convertible into common stock of the Company at any time after the 180th daily anniversary of the 2025 Promissory Note or at any time following an event of default. The conversion price shall be $0.06 per share (the “Fixed Price”), however, if six months after the date of issuance the Company’s common stock trades below $0.06 for more than 5 consecutive trading days, then the Fixed Price shall be lowered to the lowest traded price during the default period. In the event that the Company’s common stock trades below such adjusted price per share for more than five consecutive trading days, then the Fixed Price shall be eliminated and the conversion price shall reset to the lowest traded price throughout the period of default and shall be re-adjusted every 21 days that the 2025 Promissory Note remains in default.

The 2025 Promissory Note provides for standard and customary events of default such as failing to timely make payments under the 2025 Promissory Note when due, the failure of the Company to timely comply with the Securities Exchange Act of 1934 reporting requirements and the failure to maintain a listing on the Overt-the-Counter (“OTC”) Markets. The 2025 Promissory Note also contains customary covenants. At no time may the 2025 Promissory Note be converted into shares of the Company’s common stock if such conversion would result in the Investor, or its affiliates owning an aggregate of more than 9.99% of the then outstanding shares of the Company’s common stock.

The Promissory Note Purchase Agreement requires that during the period while any outstanding balance is owed, the Company will reserve from its authorized and unissued common stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of common stock upon the full conversion of the 2025 Promissory Note. The Company is required at all times to have authorized and reserved two times the number of shares that is actually issuable upon full conversion of the Note (based on the conversion price of the 2025 Promissory Note in effect from time to time) initially 5,000,000 shares (the “Reserved Amount”). The Reserved Amount shall be increased from time to time in accordance with the Company’s obligations pursuant to the Promissory Note Purchase Agreement. The Company has reserved 5,000,000 shares of common stock of the Company for issuance upon conversion of the 2025 Promissory Note.

On December 1, 2025 the Investor also entered into the Standby Equity Purchase Agreement (“SEPA”) with the Company; see Note 13.

The Company elected to utilize the FVO to account for the convertible notes payable. The change in fair value of the convertible notes payable at each balance sheet date, if any, is recorded in the accompanying consolidated statement of operations and comprehensive loss. See Note 6 for the fair value methodology used to fair value the convertible notes payable.

At December 31, 2025, the fair value of the convertible promissory notes was approximately $780,000, which reflects a decrease of approximately $51,000 from the value at the date of issuance. This change in fair value is included in the accompanying consolidated statements of operations and comprehensive loss.

The convertible notes do not contain any embedded derivatives that require separate accounting, as these notes are measured at fair value under the FVO.

Note 9 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	December 31, 2025	December 31, 2024
Accounts payable	$93,387	$56,463
Other accrued expenses	80,500	2,000
Total	$173,887	$58,463

Note 10 – Related Party Transactions

During 2025 and 2024, the Company’s Board of Directors earned a total board stipend of approximately $28,000 and $145,000, respectively, for services provided. During 2025 and 2024, the Company paid the Board Chairman $112,000 and $96,000 for additional consulting services provided. During 2025, the Company issued 2,600,000 shares of common stock valued at approximately $23,000 for payment of the board stipend.

During 2025 the Company incurred expense of approximately $870,000 to certain stockholders for consulting services provided to the Company, which included payments to the Chief Executive Officer, Chief Operating Officer, Chief Marketing Officer, Chief of Staff and a board member. Included in the expense incurred were shares of common stock issued during 2025 of 25,003,571 shares, valued at approximately $855,000, and cash payments of $15,000 to various consultants for services provided.

During 2025, the Company incurred approximately $192,000 in expenses for product development services provided by a third-party firm owned by the Company’s Director of Engineering. The Director of Engineering entered into an employment agreement with the Company in November 2025. The services provided by the related-party firm were rendered under terms the Company believes to be no less favorable than those that could have been obtained from an unrelated third party.

Note 11 – Stockholders’ Equity

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of $0.0001 par value preferred stock. At December 31, 2025 and 2024, there were nil shares issued and outstanding.

Common Stock

At December 31, 2025, the Company had authorized the issuance of 100,000,000 shares of $0.0001 par value common stock. During January 2026, the Company increased the authorized shares to 300,000,000. See Note 17. At December 31, 2025 and 2024, there were 54,440,074 and 27,936,503 shares issued and outstanding, respectively.

During 2025, the Company issued 500,000 shares of common stock with warrants to purchase up to 500,000 shares of common stock (“2025 Warrants”) at an exercise price of $0.26 per share through a private stock offering. The total purchase price was $0.25 per share and warrant. The Company recorded the value of the common stock with warrants in common stock and additional-paid-in capital. As of the issuance dates, the 500,000 shares of common stock had a total fair value of approximately $36,000.

The significant assumptions (weighted average) used to fair value the warrants are as follows: stock price of $0.07, exercise price of $0.26, term of five years, expected volatility of 102%, expected dividend yield of 0%, and risk-free interest rate of 4%, culminating in a weighted average fair value of $0.04 per warrant. The total fair value of the 2025 Warrants was approximately $21,000. The Company then allocated the cash proceeds of $125,000 between the shares of common stock and the 2025 Warrants, based on their relative fair values at issuance date. The common stock was determined to have a relative fair value of approximately $79,000 and the 2025 Warrants were determined to have a relative fair value of approximately $46,000.

Note 11 – Stockholders’ Equity (continued)

During 2025, the Company issued 25,503,571 shares of common stock to consultants and board members for total fair value of approximately $934,000. Included in this amount is 500,000 shares of common stock, with a fair value of $79,000, issued as part of the Standby Equity Purchase Agreement (“SEPA”) that the Company entered on December 1, 2025; see Note 13.

During 2024, the Company issued 6,744,910 shares of common stock to consultants and board members for total fair value of approximately $48,000.

Warrants

At December 31, 2025, the Company had the following warrants outstanding:

	Outstanding	Ex Price	Exercisable	Ex Price
2021 Consultant Warrants	1,000,000	$1.00	1,000,000	$1.00
IPO Warrants	172,500	$6.60	172,500	$6.60
PIPE Warrants	1,886,793	$2.90	1,886,793	$2.90
Placement Agent Warrants	339,623	$2.92	339,623	$2.92
2023 Consultant Warrants	170,000	$3.00	170,000	$3.00
2025 Warrants	500,000	$0.26	500,000	$0.26
Total Warrants	4,068,916		4,068,916

Note 12 – Income Taxes

The Company’s loss before income taxes is approximately as follows:

	Year Ended December 31,
	2025	2024
United States	$(2,130,000)	$(1,633,000)
Foreign	(132,000)	(695,000)
Loss before income taxes	$(2,262,000)	$(2,328,000)

There was no income tax expense or benefit recognized for the years ended December 31, 2025 and 2024.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Tax at U.S. federal statutory rate	(475,000)	21.0%	(489,000)	21.0%
State income tax, net of federal benefit	—	—%	—	—%
Foreign tax effects
India
Statutory tax rate difference	(7,000)	0.3%	(35,000)	1.5%
Changes in valuation allowance	(322,000)	14.2%	181,000	(7.8)%
Entity dissolution deferred tax adjustment	356,000	(15.8)%	—	—%
Changes in valuation allowances	492,000	(21.7)%	248,000	(10.7)%
Nontaxable and nondeductible items
Stock based compensation	(41,000)	1.8%	—	—%
Other	(3,000)	0.2%	39,000	(1.7)%
Other adjustments	—	—%	56,000	(2.3)%
Effective tax rate	—	—%	—	—%

Note 12 – Income Taxes (continued)

Deferred income taxes are provided based on the provisions of ASC 740, to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the Company’s financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$2,211,000	$1,876,000
Capitalized software – IRC Sec. 174	369,000	320,000
Other	55,000	—
Total deferred income tax assets	2,635,000	2,196,000
Valuation allowance	(2,587,000)	(2,190,000)
Total deferred tax assets, net of valuation allowance	48,000	6,000
Deferred tax liabilities:
Other	(48,000)	(6,000)
Total deferred income tax liabilities	(48,000)	(6,000)
Net deferred tax assets	—	—

The Company periodically evaluates the likelihood of the realization of deferred tax assets and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

At December 31, 2025 and 2024, the Company provided a full valuation allowance against its net deferred assets, since realization of these benefits is not more likely than not. The valuation allowance increased approximately $397,000 from the prior year. At December 31, 2025, the Company had U.S. federal net operating loss carryforwards of $9,500,000, which will carry forward indefinitely. At December 31, 2025, the Company had U.S. state net operating loss carryforwards of $3,600,000, which will begin to expire in 2041. The foreign subsidiary that generated the foreign losses was dissolved and accordingly the recorded value for the foreign net operating losses, and related deferred tax asset, have been reduced to zero since the losses will not carry forward.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2025 and 2024, and as such, no interest or penalties were recorded to income tax expense.

Note 12 – Income Taxes (continued)

The Company has analyzed its filing positions in all significant federal, state, and local jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, and local tax examinations by tax authorities for years before 2022, although carryforward attributes that were generated prior to 2022 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period. No income tax returns are currently under examination by taxing authorities.

For the year ended December 31, 2025, the Company had no cash payments for income taxes, net of refunds received, in any federal, state, or foreign jurisdiction.

Note 13 – Commitments and Contingencies

Legal

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business. There is currently no litigation that management believes will have a material impact on the financial position of the Company.

Investment Bank

During September 2025, the Company signed an agreement (“Investment Bank Agreement”) with a brokerage firm and investment bank (“Investment Bank”); in the event that the Investment Bank introduces the Company to one or more persons or entities which results in the completion of a (i) non-financing transactions, including without limitation, licensing agreement(s), joint venture(s), merger(s) and acquisition(s) (collectively referred to as a “non-financing transaction”) and/or (ii) financing transactions, including equity, debt or any combination thereof and a financing transaction to complete a non-financing transaction, the Company will be entitled to pay a success fee (the “Placement Success Fee”) equal to 8% on a S-3 retail takedown, an equity placement, a private investment in public equity (“PIPE”), or a convertible note, and 6% on each draw down of an Equity Line of Credit (“ELOC”) along with 1% upfront commitment shares registered in the S-1 for the ELOC, and 4% for a debt deal/placement. The Placement Success Fee is due and payable to the Investment Bank immediately upon the closing of the placement and shall be disbursed directly to the Investment Bank simultaneously with the delivery of the proceeds of the placement to the Company.

The Investment Bank shall be entitled to receive from the Company a Placement Success Fee on any monies received from an Introduced Party (as defined in the Investment Bank Agreement) subsequent to the final closing of the placement (the “Tail Fee”). The Tail Fee shall be payable in cash and shall be based upon whether the transaction was completed as an equity or debt financing. In the event that a placement is a combination equity/debt deal, then the placement shall be appropriately pro-rated between the two transactions. The tail is activated, and in effect for 12 months from the date of termination or expiration of this Investment Bank Agreement, or from the last funding tranche; whichever is the latter.

At the time of closing of a financing transaction during the term or the tail period, the Company also shall pay the Investment Bank equity in the form of common stock equal to 7% of the gross proceeds received.

During November 2025, the Company signed an agreement (“Underwriting Agreement”) with the Investment Bank to act as the Company’s exclusive financial advisor, sole book-runner, sole underwriter and sole investment banker in connection with a proposed Initial Public Offering (“IPO”) or any other financing; the term of this engagement is six months. The Underwriting Agreement will provide that in an IPO, the Company will grant to Craft Capital an option, exercisable within 45 days after the closing of the IPO (“Closing”), to acquire up to an additional 15% of the total number of Shares to be offered by the Company in the IPO, solely for the purpose of covering over-allotments (the “Over-allotment Shares”).

Note 13 – Commitments and Contingencies (continued)

The Company will pay the Investment Bank an underwriting discount or spread of 7.0% of the IPO price. The Investment Bank will also be entitled to a non-accountable expense allowance of 1% payable at the Closing (the “Non-Accountable Expense Allowance”). As additional compensation for the Investment Bank’s services, the Company shall issue to the Investment Bank or its designees at the Closing; warrants (the “Underwriter’s Warrants”) to purchase that number of Shares equal to 5.0% percent of the aggregate number of Shares sold in the IPO (including Overallotment Shares, if applicable). The Underwriter’s Warrants will be exercisable at any time and from time to time, in whole or in part, during the 5-year period commencing at the time of the IPO, at a price per share equal to 125.0% of the IPO price per Share at the IPO (and shall provide for adjustments to the exercise price and number of shares of ordinary shares for which the warrant is exercisable in the event of stock dividends, splits and recapitalizations). The Underwriter’s Warrant shall not be redeemable. The Underwriter’s Warrants may not be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the securities for a period of six months following the commencement of sales of the IPO, except that they may be assigned, in whole or in part, to any successor, officer, manager, member or partner of the Investment Bank (or to officers, managers or members for any such successor, member or partner), if all securities so transferred remain subject to the lock-up restriction for the remainder of the time period. The Underwriter’s Warrant will provide for registration rights (including a one-time demand registration right and unlimited piggyback rights) and customary anti-dilution provisions (for stock dividends and splits and recapitalizations) consistent with Financial Industry Regulatory Authority (“FINRA”) Rule 5110, and further, the number of shares underlying the Underwriter’s Warrants and any of the other compensation and expense payments/reimbursements shall be reduced if necessary to comply with FINRA rules or regulations.

At December 31, 2025, the Company has paid $50,000 in deferred offering costs.

Standy Equity Purchase Agreement (“SEPA”)

On December 1, 2025, the Company entered into a SEPA with the Investor, pursuant to which the Company may sell up to $10 million of its common stock, par value $0.0001 per share, over a period ending on the Maturity Date, defined as the first day of the month following the 24-month anniversary of the Commencement Date.

Under the SEPA, the Company issued 500,000 restricted shares of common stock as a Commitment Fee valued at approximately $79,000, which were deemed earned upon execution. The Investor is obligated to purchase, and the Company has the right (but not the obligation) to direct the Investor to purchase, additional shares (“Purchase Shares”) through written Request Notices, subject to specified Request Limits. These limits cap any single request to the lesser of $1,000,000 or 400% of the average trading volume over the 10 preceding trading days, with a minimum request of $25,000 and at least 10 business days between requests.

The purchase price for each draw equals 85% of the lowest daily closing price during the 10-day valuation period preceding the purchase date. All shares issued must be DWAC-eligible and freely tradable under an effective registration statement. Additionally, the SEPA includes a 9.99% beneficial ownership cap, preventing the Investor from acquiring shares that would put its beneficial ownership above that threshold.

The Company must maintain an effective resale registration statement, ensure continued listing on its Principal Market, and comply with restrictions preventing integration of this financing with other securities offerings. The Investor is prohibited from engaging in short sales or hedging transactions during the term of the SEPA. The SEPA also includes customary representations, warranties, and covenants by both parties, as well as indemnification provisions in favor of the Investor.

The SEPA may be terminated under several conditions, including failure of the Commencement to occur by December 31, 2025, the Company’s completion of the full $10,000,000 commitment amount, or the arrival of the Maturity Date. Certain obligations, including indemnification, survive termination.

On December 1, 2025, the Company entered into the Promissory Note Purchase Agreement with this same Investor, pursuant to which the Company sold the Investor an unsecured original issue discount promissory note in the principal amount of $75,000; see Note 8.

Note 13 – Commitments and Contingencies (continued)

Other Commitments

In April 2024, the Company paid its former Chief of Staff $67,500 for the balance owed on his employment contract. At December 31, 2024, there are no further commitments or amounts owed to the Chief of Staff.

Note 14 – Selling, General and Administrative Expense

Selling, general and administrative costs are expensed as incurred and primarily include personnel costs in the U.S., public filing fees, travel expenses, contractor fees, and professional fees. Advertising expense was immaterial for 2025 and 2024.

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

At December 31, 2025 and 2024, there were 4,068,916 and 3,568,916 warrants outstanding, respectively. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted net loss per share is the same as basic net loss per share for all periods presented.

Note 16 – Discontinued Operations

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

During 2025 and 2024, there was approximately $1,600 and $25,400 of revenue from discontinued operations, respectively. During 2025 and 2024 there was approximately $147,000 and $641,000 of selling, general and administrative expenses from discontinued operations, respectively. Additionally, during 2025 and 2024, there was approximately nil and $80,000 of impairment expense, respectively, and an approximate $13,000 and nil gain, respectively, resulting from the discontinuing of operations.

During 2025 and 2024 there was approximately $90,000 and $640,000 of net cash used in operating activities for discontinued operations, respectively.

Note 17 – Subsequent Events

On January 12, 2026, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware to the Company’s Certificate of Incorporation (the “Certificate of Amendment”) to increase the number of authorized shares of the Company’s common stock from 100,000,000 to 300,000,000.

During January 2026, the Company issued 5,300,000 shares of common stock to fulfill its obligation related to the asset acquisition of RSO. During January 2026, the Company issued 1,300,000 shares of common stock to fulfill its obligation related to the Convertible Bridge Notes.

During January 2026, the Company received $25,000 of cash in return for the issuance of a note payable with 100,000 shares of common stock. The terms of the note payable were consistent with the terms of the notes payable in Note 7. The note payable matures in January 2027 and the 100,000 shares were issued in March 2026.

During February 2026, the Company issued 917,431 shares of common stock to a broker related to the SEPA.

During March 2026, the holder of September Convertible Note A converted approximately $30,000 of principal and $7,000 of interest for 2,253,886 shares of common stock. During March 2026, the holder of September Convertible Note B converted approximately $6,000 of interest for 145,000 shares of common stock.

Management has evaluated the subsequent events for disclosure in these consolidated financial statements through March 31, 2026, the date these consolidated financial statements were available for issuance and determined that no other events have occurred that would require adjustment to or disclosure in these consolidated financial statements.