Form 10-Q
period 2026-03-31
Mobile Global Esports, Inc.
filed 2026-05-15
CIK 1886362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2026

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

Registrant’s telephone number, including area code: (312) 241-2550

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

As of May 12, 2026 there were 75,457,876 shares of the registrant’s common stock outstanding.

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

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes from the risk factors previously disclosed therein, except as set in the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. The forward-looking statements in this Quarterly Report are only predictions, and we may not actually achieve the plans, intentions or expectations included in our forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MOBILE GLOBAL ESPORTS INC.

Condensed Consolidated Balance Sheets

As of March 31, 2026 and December 31, 2025

		March 31,	December 31,
		2026	2025
	Note	(unaudited)	(audited)
Assets
Current assets:
Cash	2	$184,650	$573,305
Prepaid expenses and other current assets		38,487	11,275
Deferred offering costs	2, 12	67,507	50,000
Total current assets		290,644	634,580
Capitalized software, net	4	1,025,289	1,019,362
Total assets		1,315,933	$1,653,942

Liabilities
Current liabilities:
Accounts payable and accrued expenses	8	227,190	$173,887
Deferred revenue	2	26,645	$-
Convertible notes payable	7	920,000	779,960
Notes payable, net	6	124,875	114,951
Team prize payout, short term	2	1,845	1,845
Other current liabilities	3, 7	-	751,640
Total current liabilities		1,300,555	1,822,283
Team prize payout, long term		9,795	9,795
Total liabilities		1,310,350	1,832,078

Commitments and contingencies	12

Stockholders’ equity (deficit)	10, 11
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding		-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 64,456,391 and 54,440,074 shares issued and outstanding		6,446	5,444
Additional paid-in capital		13,676,958	12,744,970
Accumulated deficit		(13,677,821)	(12,903,470)
Accumulated other comprehensive loss		-	(8,621)

Total stockholders’ equity (deficit) - Mobile Global Esports Inc.		5,583	(161,677)
Non-controlling interest		-	(16,459)
Total stockholders’ equity (deficit)		5,583	(178,136)
Total liabilities and stockholders’ equity (deficit)		$1,315,933	$1,653,942

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the three months ended March 31, 2026 and 2025

		Three Months	Three Months
		Ended	Ended
	Note	March 31, 2026	March 31, 2025

Revenue	2	$6,320	$-

Cost of revenue	2	103,468	-

Gross loss		(97,148)	-

Operating expenses:
Selling, general and administrative expenses	13	628,439	392,551
Total operating expenses		628,439	392,551

Loss from operations		(725,587)	(392,551)

Interest income		-	21
Interest expense	6	(9,924)	-
Loss on the dissolution of MOGO Pvt Ltd	1	(8,621)
Other income	10	137,840
Change in fair value of convertible notes payable	7	(168,059)	-
Loss from continuing operations, before income taxes		(774,351)	(392,530)
Income taxes		-	-

Loss from continuing operations		(774,351)	$(392,530)

Discontinued operations (Note 16)
Loss from operations of discontinued MOGO Pvt Ltd	15	-	(4,032)
Gain on classification as held for sale	15	-	12,866
Income tax benefit		-	-
Loss on discontinued operations		-	8,834
Net loss		$(774,351)	$(383,696)

Net income on discontinued operations - non-controlling interest		$-	$106
Net loss attributable to Mobile Global Esports Inc.		$(774,351)	$(383,802)

Loss from continuing operations per share attributable to common stockholders, basic and diluted		$(0.01)	$(0.01)

Loss from discontinued operations per share attributable to common stockholders, basic and diluted		$-	$0.00

Net loss per share attributable to common stockholders, basic and diluted		$(0.01)	$(0.01)

Weighted average common shares outstanding, basic and diluted		60,805,093	38,087,336

Comprehensive loss:
Net loss		(774,351)	(383,696)
Unrealized gain on foreign currency translation		-	362
Total comprehensive loss		$(774,351)	$(383,334)
Comprehensive income attributable to non-controlling interest		-	106
Comprehensive loss - Mobile Global Esports Inc.		(774,351)	(383,440)

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Statements of Stockholders’ Equity

For the three months ended March 31, 2026 and 2025

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Interest	Equity (Deficit)

Balance, December 31, 2024	27,936,503	$2,793	$11,660,365	$(10,642,727)	$(6,322)	$(14,868)	$999,241

Issuance of common stock for services	16,225,000	1,623	114,427	-	-	-	116,050

Other comprehensive gain	-	-	-	-	362	-	362

Net loss	-	-	-	(383,802)	-	106	(383,696)

Balance, March 31, 2025	44,161,503	$4,416	$11,774,792	$(11,026,529)	$(5,960)	$(14,762)	$731,957

Balance, December 31, 2025	54,440,074	$5,444	$12,744,970	$(12,903,470)	$(8,621)	$(16,459)	$(178,136)

Issuance of common stock to settle other current liabilities	6,600,000	$660	$613,140	-	-	-	613,800

Issuance of common stock for services	1,213,268	122	117,708	-	-	-	117,830

Convertible notes payable converted into common stock	2,103,049	210	42,309	-	-	-	42,519

Issuance of common stock with convertible notes payable	100,000	10	10,490	-	-	-	10,500

Stock-based compensation expense	-	-	164,800	-	-	-	164,800

Reclassification of non-controlling interest and accumulated other comprehensive loss	-	-	(16,459)	-	8,621	16,459	8,621

Net loss	-	-	-	(774,351)	-	-	(774,351)

Balance, March 31, 2026	64,456,391	$6,446	$13,676,958	$(13,677,821)	$-	$-	$5,583

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

Statements of Cash Flows

For the three months ended March 31, 2026 and 2025

	Three months ended
	March 31, 2026	March 31, 2025

Cash flows from operating activities
Net loss	$(774,351)	$(383,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	117,830	116,050
Depreciation and amortization	91,823	-
Stock-based compensation expense	164,800	-
Change in fair value of other current liabilities	(137,840)	-
Change in fair value of convertible notes payable	168,059
Foreign currency translation adjustment reclassified to earnings	8,621	-
Amortization of debt discount	8,074	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(27,212)	29,320
Other assets	-	15,269
Deferred revenue	26,645	-
Accounts payable and accrued expenses	25,496	(4,879)
Net cash used in operating activities	(328,055)	(227,936)

Cash flows from investing activities
Payments for capitalized software	(84,000)	-
Net cash used in investing activities	(84,000)	-

Cash flows from financing activities

Issuance of convertible notes payable with common stock	25,000	-
Payment of deferred offering costs	(1,600)	-
Net cash provided by financing activities	23,400	-
Effect of exchange rate changes on cash	-	291
Net decrease in cash	(388,655)	(227,645)
Cash as of beginning of year	573,305	928,619
Cash as of end of year	$184,650	$700,974
Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Supplemental disclosure of non-cash investing and financing activity
Accrued capitalized software	$13,750	$-
Convertible notes payable converted into equity	$42,519	$-
Other current liabilities satisfied with issuance of common stock	$613,800	$-
Accrued deferred offering costs	$15,907	$-

The accompanying footnotes are an integral part of these unaudited financial statements.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2026 and 2025 (unaudited)

Note 1 – Organization and Basis of Presentation

Organization

Mobile Global Esports Inc. (“MOGO Inc” or “MGAM”) was incorporated on March 11, 2021 under the laws of the State of Delaware. The Company was originally named Elite Esports, Inc. but changed its name to Mobile Global Esports Inc. on April 21, 2021. During July 2022, MOGO Esports Private Limited (“MOGO Pvt Ltd”) was established and incorporated in India. During June 2025, MOGO Pvt LTD was determined to have no value and was removed from MOGO Inc.’s records; see Note 15. Also, during June 2025, MGAM announced the beta launch of its flagship product, Dominus Sports, integrated with PUHZL, MGAM’s proprietary artificial intelligence platform. Dominus Baseball is the first product that has been developed by MGAM. Dominus introduces true-to-life simulation gameplay by turning live sports data into full 9-inning box scores using MGAM’s proprietary algorithms. The platform supports collaborative, role-based team ownership, enabling groups of users to manage teams as owners, scouts, coordinators, and general managers in a dynamic, strategic environment. PUHZL uses a combination of deterministic modeling and predictive modeling to drive in-app conversions, delivering personalized suggestions, adaptive chat experiences, and intelligent alerts that evolve with each user’s behavior. In November 2025, MGAM acquired Reality Sports Online, Inc. (“RSO” or “Seller”), which is a premier dynasty-style Football fantasy sports platform built around real-world contract negotiations, salary-cap management, and multi-season franchise control. This acquisition unites RSO’s long-term team-management experience with Dominus Baseball’s real-time predictive gameplay, creating a fully integrated fantasy sports ecosystem that bridges instant competition and strategic ownership.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of MOGO Inc and its majority owned subsidiary, MOGO Pvt Ltd (collectively, the “Company”). MOGO Inc owns a 99% controlling interest in MOGO Pvt Ltd (the “Dissolved Entity”). The value of the non-controlling interest in MOGO Pvt Ltd is immaterial. In a strategic shift to focus on its flagship product, Dominus Sports, the Company decided to discontinue operations at MOGO Pvt Ltd; see Note 15. During the three months ended March 31, 2026, the Company completed the dissolution and liquidation of MOGO Pvt Ltd, in accordance with ASC Top 810, Consolidation. At the time of dissolution, the Dissolved Entity did not hold any assets and did not have any outstanding liabilities. Accordingly, the subsidiary was derecognized and the carrying amount of non-controlling interest was reclassified to the parent’s additional paid-in capital. Additionally, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Matters, the cumulative translation adjustment was reclassified from accumulated other comprehensive loss to earnings. The dissolution did not have a material impact on the Company’s consolidated financial statements.

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

Interim financial statements

The unaudited condensed financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the year ending December 31, 2026.

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

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2026 and 2025 (unaudited)

Note 1 – Organization and Basis of Presentation (continued)

The Company has approximately $185,000 of cash and an accumulated deficit of approximately $13,678,000 as of March 31, 2026. Management believes that the Company will need to raise additional capital to continue to operate for the next 12 months from the date of the issuance of the consolidated financial statements. The failure of the Company to raise additional capital and achieve its business objectives could have a material adverse effect on the Company’s results of operations. These conditions, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, amounts held in escrow and all highly-liquid debt instruments with original maturities of three months or less. As of March 31, 2026 and December 31, 2025, the Company did not have any cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had cash of approximately $185,000 and $573,000, respectively.

Deferred Offering Costs

In accordance with ASC Topic 340, Other Assets and Deferred Costs, the Company capitalizes certain legal, accounting, underwriting, printing, and other direct and incremental costs related to proposed offerings of its equity or debt securities as deferred offering costs. Deferred offering costs are recorded as an asset until the related offering is consummated. Upon completion of an equity offering, the deferred offering costs are charged against the gross proceeds of the offering and recorded as a reduction of additional paid-in capital. If a planned offering is abandoned or significantly delayed such that completion of the offering is no longer probable, the deferred offering costs are expensed as incurred. Deferred offering costs that are not directly attributable to a specific and probable offering are expensed as incurred.

Capitalized Software

The Company capitalizes internal-use software based on the guidance in ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software. The Company expenses costs during the preliminary project stage and capitalizes costs incurred during the application development stage until the software is substantially complete and ready for its intended use. Once the internal-use software is ready for its intended use, costs associated with training and routine maintenance are expensed as incurred. Significant enhancements and upgrades to the software are capitalized provided it is probable that these expenditures will result in additional functionality.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2026 and 2025 (unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Long-Lived Assets

The Company reviews long-lived assets for realizability on an ongoing basis. Changes in depreciation and amortization, generally accelerated depreciation and variable amortization, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change. The Company also reviews for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. In those circumstances, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists. When testing for asset impairment, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. Any impairment loss is calculated as the excess of the asset’s carrying value over its estimated fair value. Fair value is estimated based on the discounted cash flows for the asset group over the remaining useful life or based on the expected cash proceeds for the asset less costs of disposal. Any impairment losses would be recorded in the consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2026 and 2025, no impairment loss was recorded.

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

Convertible Notes Payable

Fair Value Option (“FVO”) Election. The Company elected to account for the convertible notes issued, as described at Note 7 under the fair value option election pursuant to ASC Topic 825, Financial Instruments (“ASC 825”), as discussed below. The election was made to simplify the accounting for the instrument by avoiding the requirement to separately account for the embedded conversion feature as a derivative or to bifurcate the instrument into debt and equity components under ASC 470-20, Debt with Conversion and Other Options. The convertible notes accounted for under the FVO election are a debt host financial instrument. ASC 825 provides for the “fair value option” election, to the extent, to be afforded to in scope financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date fair value and then subsequently remeasured at fair value on a recurring basis at each reporting period date. The fair value adjustment, as required by ASC 825, is recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as non-operating income or expense in the accompanying consolidated statements of operations and comprehensive loss. With respect to the note described at Note 7, as provided for by ASC 825, the estimated fair value adjustment is presented within the accompanying statements of operations, since the change in fair value of the convertible notes payable was not attributable to instrument specific credit risk.

Other Current Liabilities

The Company evaluates future equity shares to be issued in accordance with the guidance of ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). Equity shares to be issued for which the Company does not have sufficient legally authorized shares to be issued are recorded as a liability and remeasured at each reporting period, until the obligation to issue shares meets equity classification, at which point the liability is reclassified to equity. During 2025, the Company incurred an obligation to issue 5,300,000 shares of restricted common stock related to the asset acquisition of RSO (see Note 3) and another 1,300,000 shares of restricted common stock in conjunction with the Convertible Bridge Notes (see Note 7). These obligations to issue shares met equity classification in January 2026, at which point the Company reclassed the liabilities to equity, recording any change in fair value through earnings.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2026 and 2025 (unaudited)

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

Dominus Sports: During 2025, the Company established a beta league for fantasy baseball utilizing its Dominus Sports product, which provides customers the opportunity to create and own a team with three different tier pricing options. Ownership fees paid provide the customer with ownership rights over a five-year period; these ownership fees are recorded as a liability and paid out as prize money (“Team Prize Payout”) over the five-year ownership period. Customers also have the ability to buy additional micro transactions, which provide various additional rights or improvements to their teams. Micro transactions are generally recognized as revenue when billed.

RSO: During 2025, the Company acquired RSO, which is a premier dynasty-style Football fantasy sports platform built around real-world contract negotiations, salary-cap management, and multi-season franchise control. The Company earns subscription and support revenue by granting customers access to its RSO platform technology, whereby customers are able to manage a football fantasy team. Subscription and support revenue primarily includes subscription fees from customers accessing the Company’s RSO platform (“RSO Platform Services”).

Subscription and support revenues are comprised of fees that provide customers with access to the RSO Platform Services and related support and updates during the term of the arrangement. RSO Platform Services allow customers to use the Company’s software without taking possession of the software. Revenue is generally recognized ratably over the contract term. Substantially all of the Company’s subscription service arrangements are noncancellable and do not contain refund-type provisions.

The Company typically invoices its customers annually and its payment terms provide that customers pay within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to the customer has occurred.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2026 and 2025 (unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Revenue for the three months ended March 31, 2026 and 2025 from RSO Platform Services and Dominus Sports was approximately $6,000 and nil, respectively. During the three months ended March 31, 2025, the Company received approximately $1,600 of revenue (included as part of discontinued operations; see Note 15) from prize money earned from teams that it sponsored for certain Esports competitions.

Cost of Revenue

Cost of revenue consists primarily of costs directly attributable to providing customers access to the Company’s fantasy league platforms (both Dominus Sports and RSO Platform Services), including hosting and cloud infrastructure costs, third-party data and content fees, payment processing fees, platform-related customer support costs, and amortization of capitalized software costs related to the platform. Costs incurred for sales and marketing, and general and administrative activities are excluded from cost of revenue and expensed as incurred.

Stock-based compensation

The Company recognizes compensation for grants of stock options in the consolidated statement of operations based on their fair values at the measurement date (generally the grant date). The expense associated with the grants is recognized on a straight-line basis over the service period of each award. The Company recognizes forfeitures as they occur.

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

Segments

The Company has one reportable segment, which is the development of fantasy sports. At March 31, 2026 and December 31, 2025, 100% of the Company’s consolidated total assets are located within the United States of America.

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

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2026 and 2025 (unaudited)

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The new guidance eliminates the previous requirement to track software development costs by project stage and instead requires capitalization of eligible costs when (1) management authorizes and commits to funding the project, and (2) it is probable that the project will be completed and the software will be used as intended. The guidance also introduces the concept of significant development uncertainty, which must be resolved before costs can be capitalized. This ASU is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those fiscal years. The Company is evaluating the potential impact of this guidance on its consolidated financial statements.

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

The entirety of the purchase price of RSO, in addition to approximately $24,000 of direct transaction costs, was allocated to the technology platform, resulting in an approximate book value of $876,000 and a useful life of three years. The asset was placed in service as of the acquisition date and included in capitalized software with approximately $73,000 of amortization expense recorded for the three months ended March 31, 2026.

Note 4 – Capitalized Software

Capitalized software consisted of the following as of:

	March 31, 2026	December 31, 2025
Capitalized software	$1,162,548	$1,064,798
Accumulated amortization	(137,259)	(45,436)
Capitalized software, net	$1,025,289	$1,019,362

In November 2025, the Company acquired RSO and the technology platform acquired is included in capitalized software; see Note 3. Amortization expense was approximately $92,000 and nil for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, the Company capitalized approximately $98,000 of software costs, with approximately $96,000 being placed in use at the time of capitalization.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2026 and 2025 (unaudited)

Note 5 – Fair Value Measurements

The following tables sets forth the fair value of the Company’s financial liabilities measured at fair value, based on the three-tier fair value hierarchy:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Liabilities
Convertible notes payable	$-	$-	$920,000	$920,000
Other current liabilities	-	-	-	-
	$-	$-	$920,000	$920,000

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Convertible notes payable	$-	$-	$779,960	$779,960
Other current liabilities	646,600	-	105,040	751,640
	$646,600	$-	$885,000	$1,531,600

As described in Note 7, the Company elected to record the convertible notes payable using the fair value option. The Company measures these convertible notes payable to fair value using a Scenario Base Model (“SBM”) and, accordingly, classifies these liabilities as Level 3. The key inputs to the valuations are underlying interest rates, stock prices, discount rates, terms (in years), the probabilities of being held to conversion, the probabilities of default and the probabilities of being held to maturity. A change in these significant unobservable inputs might result in a significantly higher or lower fair value measurement at the reporting date. Changes to fair value of these instruments are recorded in change in fair value of convertible notes payable on the consolidated statements of operations and comprehensive loss.

As described in Note 3, in November 2025 the Company incurred an obligation to issue 5,300,000 shares of restricted common stock as part of the RSO asset acquisition. The unadjusted quoted price of the Company’s common stock was used to estimate the fair value of this current liability. These shares were issued during the three months ended March 31, 2026.

As described in Note 7, as part of the Convertible Bridge Notes, the Company incurred an obligation to issue 1,300,000 shares of restricted common stock to the holders of the Convertible Bridge Notes. The Company measures the obligation to issue shares of restricted common stock using an option pricing model. The key inputs to the valuation is the underlying stock price, which was $0.10 on the grant date, and the 20% discount used to adjust the stock price for a lack of marketability (“DLOM”). These shares were issued during the three months ended March 31, 2026.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2026 and 2025 (unaudited)

Note 5 – Fair Value Measurements (continued)

The following significant unobservable inputs were used in the fair value measurement of the convertible notes payable:

March 31, 2026
Significant Unobservable Input of Level 3 Instruments	Weighted Average
Probabilities of conversion	50%
Probabilities of default	32%
Probabilities of held to maturity	18%
Terms (in years)	1.0
Discount rate	26.9%
Interest rate	12%

December 31, 2025
Significant Unobservable Input of Level 3 Instruments	Weighted Average
Probabilities of conversion	50%
Probabilities of default	50%
Probabilities of held to maturity	0%
Terms (in years)	1.0
Discount rate	25.8%
Interest rate	12%

The following table provides a reconciliation of the estimated fair value of the convertible notes payable and other current liabilities in level 3 for the three months ended March 31, 2026:

Balance at December 31, 2025	$885,000
Issuance of convertible notes payable	14,500
Fair value adjustment for other current liabilities	15,860
Issuance of common stock, to satisfy other current liabilities	(120,900)
Convertible notes payable converted into equity	(42,519)
Fair value adjustment for convertible notes payable	168,059
Balance at March 31, 2026	$920,000

Note 6 – Notes Payable

During 2025, the Company entered into several note payable agreements totaling $125,000. The principal and interest (at 6% per annum) will be due and payable in June 2026. Each holder of a note payable also received shares of common stock equal to the principal amount of the note payable divided by $0.25 upon issuance of the respective note payable. During the year ended December 31, 2025, there were 500,000 shares of common stock issued with the notes payable at a value of approximately $32,000. The value of the common stock issued was recorded as a debt discount on the notes payable and is amortized to interest expense over the term of the notes payable on a straight-line basis, which is not materially different from the effective interest method. The common shares issued contain certain time restrictions on when they can be sold by the recipient. Approximately $8,000 and nil was amortized to interest expense during the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, the notes payable, net balances of approximately $125,000 and $115,000, respectively, included approximately $6,000 and $4,000, respectively, of accrued interest. For the three months ended March 31, 2026 and 2025, the Company had approximately $10,000 and nil of interest expense.

Note 7 – Convertible Notes Payable

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

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2026 and 2025 (unaudited)

Note 7 – Convertible Notes Payable (continued)

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

During the period the conversion right exists, the Company will reserve from its authorized and unissued common stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of common stock upon the full conversion of the August 2025 Convertible Notes. The Company is required at all times to have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the August 2025 Convertible Notes (based on the conversion price in effect from time to time) (the “Reserved Amount”). The Reserved Amount shall be increased (and/or decreased) from time to time in accordance with the Company’s obligations hereunder and the then current Conversion Price. The Company has reserved 37,027,748 shares of common stock of the Company for issuance upon conversion of the August 2025 Convertible Notes as of March 31, 2026.

During September 2025, the Company issued convertible promissory notes (“September Convertible Note A”) in the principal amount of $150,000, for total cash proceeds of $130,000. The September Convertible Note A bears interest at 6% per annum and has a maturity date of September 15, 2026. In addition, the Notes are convertible into the Company’s common stock beginning six (6) months after issuance at a conversion price equal to 65% multiplied by the Market Price. Market Price means the average of the three (3) lowest trading prices of the common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The September Convertible Note A may be prepaid by the Company at 110% beginning on the date of issuance until 29 days following the issuance date; at 115% from 30 to 59 days following the issuance date; at 125% from 60-89 days following the issuance date; 130% from 90-119 days following the issuance date; 135% from 120-149 days from the issuance date; and 140% from 150-180 days following the issuance date. The Company has reserved 31,562,399 shares of common stock of the Company for issuance upon conversion of the September 2025 Convertible Note A as of March 31, 2026.

During September 2025, the Company issued a convertible promissory note (“September Convertible Note B”) in the principal amount of $165,000, for total cash proceeds of $146,500. The September Convertible Note B bears interest at 10% per annum and has a maturity date of September 8, 2026. Any principal or interest which is not paid when due shall bear interest at the rate of the lesser of (i) 22% per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid. In addition, the September Convertible Note B is convertible into the Company’s common stock beginning six (6) months after issuance at a conversion price equal to 65% multiplied by the Market Price. Market Price means the average of the three (3) lowest trading prices of the common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The September Convertible Note B may be prepaid by the Company at 97% beginning on the date of issuance until ninety (90) days following the issuance date; 98% from 91-150 days following the issuance date; and 99% from 151-180 days following the issuance date. The Company has reserved 48,510,716 shares of common stock of the Company for issuance upon conversion of the September 2025 Convertible Note B as of March 31, 2026.

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

The common shares issued contain certain time restrictions on when they can be sold by the recipient, thus requiring the share price to be discounted in the fair value calculation (See Note 5). The common stock issued and issuable is subject to resale restrictions under Rule 144 of the Securities Act of 1933. At the time the convertible notes were issued, the Company did not have a sufficient number of authorized shares of common stock to settle the obligation to issue certain shares. Accordingly, the obligation to issue common stock was classified as a liability and measured at fair value. There was no material change in fair value between the issuance date and December 31, 2025. The Company amended its certificate of incorporation to authorize additional shares in January 2026. Upon effectiveness of the amendment, the obligation was reclassified to equity at fair value in January 2026, with a fair value of approximately $121,000. The 1,300,000 shares of common stock were issued in January 2026.

During March 2026, the holder of September Convertible Note A converted approximately $30,000 of principal and approximately $1,000 of accrued interest into 1,653,447 shares of common stock. The Company also issued 160,439 shares of common stock for approximately $8,000 of fees incurred.

During March 2026, the holder of September Convertible Note B converted approximately $12,000 of accrued interest into 449,602 shares of common stock. The Company also issued 135,398 shares of common stock to the holder of September Convertible Note B for approximately $4,000 of fees incurred.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2026 and 2025 (unaudited)

Note 7 – Convertible Notes Payable (continued)

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

On February 2, 2026, the Company entered into a convertible promissory bridge note (“Q1 2026 Convertible Bridge Note”) totaling $25,000. The principal and interest (at 17% per annum) will be due and payable in full on the close of a qualified financing event or twelve months from the date of execution, whichever comes first; a qualified financing event shall mean a registered public offering of the Company’s common stock resulting in an uplisting of such stock to the NASDAQ, NYSE, or another national securities exchange at a per-share offering price of not less than $4.00. The holder of a Convertible Bridge Note also received 1000,000 shares of common stock, which was equal to the principal amount of the note payable divided by $0.25 upon issuance of the respective Q1 2026 Convertible Bridge Note. At the issuance of the convertible promissory bridge note, the 100,000 shares of common stock had a fair value of approximately $10,500 and the convertible note had a fair value of approximately $14,500.

On December 1, 2025 the Investor also entered into the Standby Equity Purchase Agreement (“SEPA”) with the Company; see Note 12.

The Company elected to utilize the FVO to account for the convertible notes payable. The change in fair value of the convertible notes payable at each balance sheet date, if any, is recorded in the accompanying consolidated statement of operations and comprehensive loss. See Note 6 for the fair value methodology used to fair value the convertible notes payable.

At March 31, 2026 and December 31, 2025, the fair value of the convertible promissory notes was approximately $920,000 and $780,000, respectively, which reflects an increase of approximately $140,000 in fair value for the three months ended March 31, 2026. This change in fair value is included in earnings.

The convertible notes do not contain any embedded derivatives that require separate accounting, as these notes are measured at fair value under the FVO.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2026 and 2025 (unaudited)

Note 8 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	March 31, 2026	December 31, 2025
Accounts payable	$169,658	$93,387
Other accrued expenses	57,532	80,500
Total	$227,190	$173,887

Note 9 – Related Party Transactions

During the three months ended March 31, 2026, the Company paid payments of approximately $55,000 for product development services provided by a third-party firm owned by the Company’s Director of Engineering. The Director of Engineering entered into an employment agreement with the Company in November 2025. The services provided by the related-party firm were rendered under terms the Company believes to be no less favorable than those that could have been obtained from an unrelated third party.

During the three months ended March 31, 2026 and 2025, the Company made payments of approximately $47,000 and $156,000 to certain stockholders for consulting services provided to the Company, which included payments to the Chief Executive Officer, Chief Operating Officer and a board member. In addition, during the three months ended March 31, 2025, the Company issued 14,625,000 shares of common stock valued at approximately $103,000 to various consultants for services provided.

During the three months ended March 31, 2026 and 2025, the Company incurred a total of $7,500 and $20,350 for the quarterly board stipend payable to the Board of Directors for services provided. During the three months ended March 31, 2025, the Company issued 1,600,000 shares of common stock valued at approximately $13,000 for a portion of the payment for the board stipend.

Note 10 – Stockholders’ Equity

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of $0.0001 par value preferred stock. At March 31, 2026 and December 31, 2025, there were nil shares issued and outstanding.

Common Stock

On January 12, 2026, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware to the Company’s Certificate of Incorporation (the “Certificate of Amendment”) to increase the number of authorized shares of the Company’s common stock from 100,000,000 to 300,000,000. As of March 31, 2026, the Company had authorized the issuance of 300,000,000 shares of $0.0001 par value common stock. At March 31, 2026 and December 31, 202, there were 64,456,391 and 54,440,074 shares issued and outstanding, respectively.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2026 and 2025 (unaudited)

Note 10 – Stockholders’ Equity (continued)

Warrants

At March 31, 2026, the Company had the following warrants outstanding:

	Outstanding	Ex Price	Exercisable	Ex Price
2021 Consultant Warrants	1,000,000	$1.00	1,000,000	$1.00
IPO Warrants	172,500	$6.60	172,500	$6.60
PIPE Warrants	1,886,793	$2.90	1,886,793	$2.90
Placement Agent Warrants	339,623	$2.92	339,623	$2.92
2023 Consultant Warrants	170,000	$3.00	170,000	$3.00
2025 Warrants	500,000	$0.26	500,000	$0.26
Total Warrants	4,068,916		4,068,916

Note 11 – 2025 Incentive Plan

2025 Omnibus Equity Incentive Plan

On January 12, 2026, the Company filed a Certificate of Amendment to approve the Company’s 2025 Omnibus Equity Incentive Plan (“2025 Incentive Plan”) and reserved an aggregate of 13,422,000 shares of common stock for the issuance of awards thereunder. The plan administrator may grant incentive stock options, non-statutory stock options, share appreciation rights, restricted shares, restricted share units and other share-based awards to participants to acquire shares of the Company’s common stock under the 2025 Incentive Plan.

As of March 31, 2026, the total amount of shares authorized by the Board of Directors under the 2025 Incentive Plan was 13,422,000 with a total of 7,097,000 available for issuance. During the three months ended March 31, 2026, the Company granted 6,325,000 options with a contractual term of ten years and a weighted average vesting term of 4 months.

Determining the appropriate fair value model and the related assumptions requires judgment. The fair value of each option granted is estimated using a Black-Scholes option-pricing model on the date of grant as follows:

Three Months Ended
March 31, 2026
Estimated dividend yield	0.0%
Expected stock price volatility	105.5%
Risk-free interest rate	3.8%
Expected life option (in years)	5.1
Weighted-average fair value per share	$0.07

The expected volatility rates are estimated based on the actual volatility of MGAM over the expected term. The expected term represents the average time that options that vest are expected to be outstanding. Due to limited historical data, the Company calculates the expected life based on the midpoint between the vesting date and the contractual term, which is in accordance with the simplified method. The risk-free rate is based on the United States Treasury yield curve during the expected life of the option.

The following summarizes the stock option activity for the three months ended March 31, 2026:

			Weighted Average
		Weighted	Remaining Contractual
	Number of Shares	Average Exercise Price	Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	-	$-	$-	$-
Granted	6,325,000	0.08	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of March 31, 2026	6,325,000	$0.08	$9.95	$-

Exercisable as of March 31, 2026	825,000	$0.09	$9.92	$-

Vested and expected to vest as of March 31, 2026	6,325,000	$0.08	$9.95	$-

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2026 and 2025 (unaudited)

Note 11 – 2025 Incentive Plan (continued)

The following table summarizes certain information about the stock options outstanding and exercisable as of March 31, 2026:

	Number of	Weighted-Average	Number of
Exercise Price	Options Outstanding	Remaining Life	Options Exercisable

$0.100	850,000	9.88	350,000
$0.095	50,000	9.92	-
$0.080	3,175,000	9.96	475,000
$0.070	2,250,000	9.96	-
	6,325,000		825,000

During the three months ended March 31, 2026, the Company granted 6,325,000 options with a total fair value of approximately $416,000. The company recorded approximately $165,000 of stock-based compensation expense during the three months ended March 31, 2026. At March 31, 2026, there was approximately $251,000 of total unrecognized compensation cost related to non-vested stock option compensation expense, which is expected to be recognized over a weighted-average period of 4 months.

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

The Company issued 917,431 shares of common stock to the Investment Bank, with an approximate fair value of $106,000, during the three months ended March 31, 2026. The Investment Bank earned this Placement Success fee for helping to originate the Standby Equity Purchase Agreement that was signed on December 1, 2025.

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

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2026 and 2025 (unaudited)

Note 12 – Commitments and Contingencies (continued)

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

At March 31, 2026 and December 31, 2025, the Company has paid approximately $68,000 and $50,000, respectively, in deferred offering costs.

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

On December 1, 2025, the Company entered into the Promissory Note Purchase Agreement with this same Investor, pursuant to which the Company sold the Investor an unsecured original issue discount promissory note in the principal amount of $75,000; see Note 7.

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2026 and 2025 (unaudited)

Note 13 – Selling, General and Administrative Expense

Selling, general and administrative costs are expensed as incurred and primarily include personnel costs in the U.S., public filing fees, travel expenses, contractor fees, and professional fees. Advertising expense was immaterial for the three months ended March 31, 2026 and 2025.

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

At March 31, 2026 and December 31, 2025, there were 4,068,916 warrants outstanding. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted net loss per share is the same as basic net loss per share for all periods presented.

Note 15 – Discontinued Operations

In a strategic shift to focus on its flagship product, Dominus Sports, the Company decided to discontinue operations at its India subsidiary, MOGO Pvt Ltd. Because the Company will no longer work with universities to promote and establish sports leagues on college campuses, the Company has determined that the disposal of this subsidiary qualifies for reporting as a discontinued operation.

During the three months ended March 31, 2025, there was approximately $1,600 of revenue from discontinued operations, respectively. During the three months ended March 31, 2025 there was approximately $6,000 of selling, general and administrative expenses from discontinued operations. Additionally, during the three months ended March 31, 2025, there was an approximate $13,000 gain on sale of property and equipment, resulting from the discontinuing of operations.

During the three months ended March 31, 2025, there was approximately $9,000 of net cash provided by operating activities for discontinued operations.

Note 16 – Subsequent Events

Under the SEPA during April 2026, the Company issued 2,500,000 restricted shares of common stock for total cash proceeds of $25,000 and stock issuance costs of $1,500.

During April 2026, the Company issued a convertible promissory note in the principal amount of $130,000, for total cash proceeds of $117,000. This promissory note bears interest at 6% per annum and has a maturity date of April 28, 2027. In addition, this note is convertible into the Company’s common stock beginning six (6) months after issuance at a conversion price equal to 65% of the lowest trading price of the common stock as reported on the OTC Markets on which the Company’s shares are then traded or any exchange upon which the Common Stock may be traded in the future, for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. This promissory note may be prepaid by the Company at 110% beginning on the date of issuance until 29 days following the issuance date; at 115% from 30 to 59 days following the issuance date; at 125% from 60-89 days following the issuance date; 130% from 90-119 days following the issuance date; 135% from 120-149 days from the issuance date; and 140% from 150-180 days following the issuance date. As of the date of issuance, the Company has reserved 70,921,986 shares of common stock of the Company for issuance upon conversion of this promissory note.

During April 2026, the holder of September Convertible Note A converted approximately $35,000 of principal and approximately $1,000 of accrued interest into 3,641,909 shares of common stock. The Company also issued 296,697 shares of common stock for approximately $7,000 of fees incurred.

During April 2026, the holder of September Convertible Note B converted approximately $1,000 of principal and approximately $5,000 of accrued interest into 506,450 shares of common stock. The Company also issued 153,550 shares of common stock to the holder of September Convertible Note B for approximately $3,000 of fees incurred.

During May 2026, the holder of September Convertible Note A converted approximately $10,000 of principal into 2,661,469 shares of common stock. The Company also issued 256,410 shares of common stock for approximately $2,000 of fees incurred.

During May 2026, the holder of September Convertible Note B converted approximately $6,000 of principal into 755,522 shares of common stock. The Company also issued 229,478 shares of common stock to the holder of September Convertible Note B for approximately $2,000 of fees incurred.

Management has evaluated the subsequent events for disclosure in these consolidated financial statements through May 15, 2026, the date these consolidated financial statements were available for issuance and determined that no other events have occurred that would require adjustment to or disclosure in these consolidated financial statements.

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

Components of Statements of Operations

Revenue and Cost of Revenue

Dominus Sports: During 2025, the Company established a beta league for fantasy baseball utilizing its Dominus Sports product, which provides customers the opportunity to create and own a team with three different tier pricing options. Ownership fees paid provide the customer with ownership rights over a five-year period; these ownership fees are recorded as a liability and paid out as prize money (“Team Prize Payout”) over the five-year ownership period. Customers also have the ability to buy additional micro transactions, which provide various additional rights or improvements to their teams. Micro transactions are generally recognized as revenue when billed.

RSO: During 2025, the Company acquired RSO, which is a premier dynasty-style Football fantasy sports platform built around real-world contract negotiations, salary-cap management, and multi-season franchise control. The Company earns subscription and support revenue by granting customers access to its RSO platform technology, whereby customers are able to manage a football fantasy team. Subscription and support revenue primarily includes subscription fees from customers accessing the Company’s RSO platform (“RSO Platform Services”).

Subscription and support revenues are comprised of fees that provide customers with access to the RSO Platform Services and related support and updates during the term of the arrangement. RSO Platform Services allow customers to use the Company’s software without taking possession of the software. Revenue is generally recognized ratably over the contract term. Substantially all of the Company’s subscription service arrangements are noncancellable and do not contain refund-type provisions.

The Company typically invoices its customers annually and its payment terms provide that customers pay within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to the customer has occurred.

Revenue for the three months ended March 31, 2026 and 2025 from RSO Platform Services and Dominus Sports was approximately $6,000 and nil, respectively. During the three months ended March 31, 2025, the Company received approximately $1,600 of revenue (included as part of discontinued operations) from prize money earned from teams that it sponsored for certain Esports competitions.

Cost of Revenue

Cost of revenue consists primarily of costs directly attributable to providing customers access to the Company’s fantasy league platforms (both Dominus Sports and RSO Platform Services), including hosting and cloud infrastructure costs, third-party data and content fees, payment processing fees, platform-related customer support costs, and amortization of capitalized software costs related to the platform. Costs incurred for sales and marketing, and general and administrative activities are excluded from cost of revenue and expensed as incurred.

Selling, General and Administrative Expenses

Selling, general and administrative costs are expensed as incurred and primarily include personnel costs in the U.S., public filing fees, travel expenses, contractor fees, and professional fees.

Critical Accounting Policies and Estimates

We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our Annual Report on Form 10K for the year ended December 31, 2025, and that disclosure should be read in conjunction with the Quarterly Report on Form 10-Q. There have been no material changes during the three months ended March 31, 2026 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10K for the year ended December 31, 2025.

Results of Operations

Three months Ended March 31, 2026 compared with the Three months Ended March 31, 2025

The following table summarizes the results of our operations for the three months ended March 31, 2026 and 2025, together with the changes in those items in dollars and as a percentage:

	March 31, 2026	March 31, 2025	$ Change	% Change
Revenue	$6,320	$-	$6,320	*
Cost of revenue	103,468	-	103,468	*
Gross loss	(97,148)	-	(97,148)	*
Operating expenses:
Selling, general and administrative	628,439	392,551	235,888	60%
Total operating expenses	628,439	392,551	235,888	60%
Loss from operations	(725,587)	(392,551)	(333,036)	85%
Interest income (expense), net	(9,924)	21	(9,945)	**
Loss on the dissolution of MOGO Pvt Ltd	(8,621)		(8,621)	*
Other income	137,840		137,840	*
Change in fair value of convertible notes payable	(168,059)	-	(168,059)	*
Loss from continuing operations	$(774,351)	$(392,530)	$(381,821)	97%
Loss from operation of discontinued MOGO Pvt Ltd	-	(4,032)	4,032	*
Gain on classification as held for sale	-	12,866	(12,866)	*
Net loss	(774,351)	(383,696)	(390,655)	102%

*	Not meaningful

**	Significantly more than 500%

Revenue

Revenue for the three months ended March 31, 2026 from RSO Platform Services and Dominus Sports was approximately $6,000 compared to nil for the three months ended March 31, 2025.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2026 was approximately $103,000 compared to nil for the three months ended March 31, 2025. The increase in cost of revenue was primarily driven by increases of approximately $1,000 in payment processing fees; $7,000 in software subscription expense; $3,000 in hosting expense and licensing fees; and $92,000 in software development expense and amortization of capitalized software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $628,000 for the three months ended March 31, 2026, compared with $393,000 for the three months ended March 31, 2025. The increase in general and administrative expenses was primarily driven by increases of approximately $165,000 in stock based compensation expense; $58,000 in payroll expense; and $105,000 in legal, accounting and professional expense. This increase was offset by decreases of approximately $85,000 in consulting expense and board fees and $6,000 in insurance expense.

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

As a result of this strategic shift, the India subsidiary’s revenue decreased by approximately $1,600 for the three months ended March 31, 2026 compared to March 31, 2025. Additionally, selling, general and administrative expenses also decreased by approximately $6,000 for the three months ended March 31, 2026 compared to March 31, 2025. Additionally, during the three months ended March 31, 2025, the India subsidiary recorded a $13,000 gain on classification as held for sale.

Liquidity and Capital Resources

As of March 31, 2026 and December 31, 2025, we had cash of approximately $185,000 and $573,000, respectively.

We have financed operations through the issuance of common stock with warrants; notes payable; and convertible notes payable; and convertible notes payable with restricted common stock. In 2025 the Company issued 500,000 shares of common stock with warrants to purchase up to 500,000 shares of common stock (“2025 Warrants”) at an exercise price of $0.26 per share through a private stock offering. The total purchase price was $0.25 per share and warrant for total gross proceeds of $125,000. In 2025, we also issued several note payable agreements totaling $125,000 and issued several convertible promissory notes for total gross proceeds of $610,500. We also issued $325,000 in convertible notes payable, whereby the holders of these notes were entitled to receive 1,300,000 shares of restricted common stock. During the three months ended March 31, 2026, we issued $25,000 in convertible notes payable with 100,000 shares of restricted common stock.

Funding Requirements

We believe we may need to raise additional funding to meet our cash, operational and liquidity requirements for at least 12 months after the date of this quarterly report.

See “Risk Factors” for additional risks associated with our substantial capital requirements.

Cash Flows

The following table summarizes our sources and uses of cash:

	Three months Ended
	March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(328,055)	$(227,936)
Investing activities	(84,000)	-
Financing activities	23,400	-
Effect of exchange rate changes on cash	-	291
Net decrease in cash	$(388,655)	$(227,645)

Operating Activities

Net cash used in operating activities increased by approximately $100,000 for the three months ended March 31, 2026 compared with the three months ended March 31, 2025. The increase was primarily due to a $138,000 gain on the change in fair value of other current liabilities; a $15,000 decrease in operating assets and liabilities; and a $391,000 increase in net loss, offset by a $168,000 increase in expense due to the change in the fair value of convertible notes payable, a $92,000 increase in depreciation expense and amortization of right of use assets; a $165,000 increase in non-cash expense for stock-based compensation; a $9,000 foreign currency translation adjustment to retained earnings; an $8,000 increase in amortization of debt discount; and a $2,000 increase in common stock issued for services.

Investing Activities

Net cash used in investing activities increased by approximately $84,000 for the three months ended March 31, 2026 compared with the three months ended March 31, 2025. This increase was primarily due to an $84,000 increase in software costs.

Financing activities

Net cash provided by financing activities increased by approximately $23,000 for the three months ended March 31, 2026 compared with the three months ended March 31, 2025. The change was due to an increase of financing raised from the issuance of convertible notes payable with common stock, totaling $25,000, offset by payment of deferred offering costs of approximately $2,000.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this quarterly report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We lack the necessary corporate accounting resources to maintain adequate segregation of duties.

2.	We did not perform an effective risk assessment or monitor internal controls over financial reporting or our cyber security environment.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

We are not currently subject to any legal proceedings or claims, however, we may become subject to legal proceedings and claims arising in connection with the normal course of our business.

Item 1A. Risk Factors.

RISK FACTORS

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes from the risk factors previously disclosed therein, except as set forth below;

We will require additional financing in order to implement and execute our business plan, and we cannot be certain that such additional financing will be available on reasonable terms when required, or at all.

As of March 31, 2026, we had a cash balance of approximately $185,000. We believe we may need to raise additional funding to meet our cash, operational and liquidity requirements to continue operating for at least 12 months after the date of this quarterly report.

We have obtained some additional financing during the three months ended March 31, 2026. However, we continue to seek additional financing and there can be no assurance that such additional capital will be available on a timely basis, or on terms acceptable to the Company. If adequate funds are not available or are not available on acceptable terms when needed, the Company may not be able to fund its business or its expansion, take advantage of strategic acquisitions or investment opportunities or respond to competitive pressures. Such inability to obtain additional financing when needed could have a material adverse effect on the Company’s business, results of operations, cash flow, financial condition and prospects. Any future equity financing may involve substantial dilution to existing shareholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During January 2026, the Company issued 5,300,000 shares of common stock in connection with the asset purchase agreement with Reality Sports Online, Inc. in exchange for a technology platform, intellectual property, and other related assets.

During January 2026, the Company issued 1,300,000 shares of common stock in connection with convertible promissory notes that were issued during the three months ended December 31, 2025, in the total principal amount of $325,000. The holders of the notes payable also received shares of common stock equal to the principal amount of the note payable divided by $0.25 upon issuance of the respective notes payable.

During February 2026, the Company issued a convertible promissory note in the total principal amount of $25,000. The holder of the note payable also received shares of common stock equal to the principal amount of the note payable divided by $0.25 upon issuance of the respective note payable. There were 100,000 shares of common stock issued with the notes payable.

As part of the Company’s Investment Bank Agreement, the Company issued 917,431 shares of common stock to the Investment Bank, with an approximate fair value of $106,000, during the three months ended March 31, 2026. The Investment Bank earned this Placement Success fee for helping to originate the Standby Equity Purchase Agreement that was signed on December 1, 2025.

During March 2026, the holder of September Convertible Note A converted approximately $30,000 of principal and approximately $1,000 of accrued interest into 1,653,447 shares of common stock. The Company also issued 160,439 shares of common stock for approximately $8,000 of fees incurred.

During March 2026, the holder of September Convertible Note B converted approximately $12,000 of accrued interest into 449,602 shares of common stock. The Company also issued 135,398 shares of common stock to the holder of September Convertible Note B for approximately $4,000 of fees incurred.

The foregoing issuances were made in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Document
3.1	Certificate of Amendment to Certificate of Incorporation dated January 12, 2026 (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 12, 2026).
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 is formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE GLOBAL ESPORTS INC.

DATE: May 15, 2026	By:	/s/ Brett Rosin
Brett Rosin
Chief Executive Officer
(Principal Executive Officer)

MOBILE GLOBAL ESPORTS INC.

DATE: May 15, 2026	By:	/s/ Rodney Lewis
Rodney Lewis
Chief Financial Officer
(Principal Financial and Accounting Officer)