Form 10-Q
period 2026-06-30
Mobile Global Esports, Inc.
filed 2026-10-14
CIK 1886362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of October 14, 2026 there were 183,819,535 shares of the registrant’s common stock outstanding.

MOBILE GLOBAL ESPORTS INC.

SMRH:4912-0131-9128.1	-i-

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

SMRH:4912-0131-9128.1	-ii-

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MOBILE GLOBAL ESPORTS INC.

Condensed Balance Sheets

As of June 30, 2026 and December 31, 2025

		June 30,	December 31,
		2026	2025
	Note	(unaudited)	(audited)

Assets
Current assets:
Cash	2	$19,936	$573,305
Prepaid expenses and other current assets		19,309	11,275
Deferred offering costs	2, 12	67,507	50,000
Total current assets		106,752	634,580
Capitalized software, net	4	869,635	1,019,362

Total assets		$976,387	$1,653,942

Liabilities
Current liabilities:
Accounts payable and accrued expenses	8	281,696	173,887
Deferred revenue	2	57,974	-
Convertible notes payable	7	513,731	779,960
Notes payable, net	6	184,439	114,951
Team prize payout, short term	2	1,845	1,845
Other current liabilities	3, 7	1,050	751,640
Total current liabilities		1,040,735	1,822,283

Notes payable, net of current portion		8,147	-
Team prize payout, long term		9,795	9,795
Total liabilities		1,058,677	1,832,078

Commitments and contingencies	12

Stockholders’ deficit	10, 11
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding		-	-
Common stock, $0.0001 par value, 300,000,000 and 100,000,000 shares authorized, 132,067,620 and 54,440,074 shares issued and outstanding		13,207	5,444
Additional paid-in capital		14,108,335	12,744,970
Accumulated deficit		(14,203,832)	(12,903,470)
Accumulated other comprehensive loss		-	(8,621)

Total stockholders’ deficit - Mobile Global Esports Inc.		(82,290)	(161,677)
Non-controlling interest		-	(16,459)
Total stockholders’ deficit		(82,290)	(178,136)
Total liabilities and stockholders’ deficit		$976,387	$1,653,942

The accompanying footnotes are an integral part of these unaudited financial statements.

SMRH:4912-0131-9128.1	-1-

MOBILE GLOBAL ESPORTS INC.

Condensed Statements of Operations and Comprehensive Loss (Unaudited)

For the three and six months ended June 30, 2026 and 2025

		Six Months	Six Months	Three Months	Three Months
		Ended	Ended	Ended	Ended
	Note	June 30, 2026 (unaudited)	June 30, 2025 (unaudited)	June 30, 2026 (unaudited)	June 30, 2025 (unaudited)

Revenue	2	$21,877	$-	$15,557	$-

Cost of revenue	2	207,005	-	103,537	-

Gross loss		(185,128)	-	(87,980)	-

Operating expenses:
Selling, general and administrative expenses	13	1,388,947	772,594	760,508	380,043
Total operating expenses		1,388,947	772,594	760,508	380,043

Loss from operations		(1,574,075)	(772,594)	(848,488)	(380,043)

Interest income		-	27	-	6
Interest expense	6	(19,394)	(1,826)	(9,470)	(1,826)
Loss on the dissolution of MOGO Pvt Ltd	1	(8,621)	-	-	-
Other income	2	137,840	-	-	-
Change in fair value of convertible notes payable	7	163,888	-	331,947	-
Loss from continuing operations, before income taxes		(1,300,362)	(774,393)	(526,011)	(381,863)
Income taxes		-	-	-	-

Loss from continuing operations		(1,300,362)	(774,393)	(526,011)	(381,863)

Discontinued operations (Note 15)

Loss from operations of discontinued MOGO Pvt Ltd	15	-	(71,367)	-	(67,335)
Gain on classification as held for sale	15	-	12,866	-	-
Income tax benefit		-	-	-	-
Loss on discontinued operations		-	(58,501)	-	(67,335)
Net loss		$(1,300,362)	$(832,894)	$(526,011)	$(449,198)

Net income on discontinued operations - non-controlling interest		$-	$(703)	$-	$(809)
Net loss attributable to Mobile Global Esports Inc.		$(1,300,362)	$(832,191)	$(526,011)	$(448,389)
Loss from continuing operations per share attributable to common stockholders, basic and diluted		$(0.02)	$(0.02)	$(0.01)	$(0.01)

Loss from discontinued operations per share attributable to common stockholders, basic and diluted		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net loss per share attributable to common stockholders, basic and diluted		$(0.02)	$(0.02)	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic and diluted		73,074,094	41,793,575	85,208,270	45,459,085

Comprehensive loss:
Net loss		(1,300,362)	(832,894)	(526,011)	(449,198)
Unrealized loss on foreign currency translation		-	(441)	-	(803)

Total comprehensive loss		$(1,300,362)	$(833,335)	$(526,011)	$(450,001)
Comprehensive income attributable to non-controlling interest		-	(703)	-	(809)
Comprehensive loss - Mobile Global Esports Inc.		(1,300,362)	(832,632)	(526,011)	(449,192)

The accompanying footnotes are an integral part of these unaudited financial statements.

SMRH:4912-0131-9128.1	-2-

MOBILE GLOBAL ESPORTS INC.

Condensed Statements of Stockholders’ Deficit (Unaudited)

For the three and six months ended June 30, 2026 and 2025

					Accumulated		Total
			Additional		Other		Stockholders’
	Common Stock		Paid-In	Accumulated	Comprehensive	Non-controlling	Equity
	Shares	Amount	Capital	Deficit	Gain (Loss)	Interest	(Deficit)

Balance, December 31, 2024	27,936,503	$2,793	$11,660,365	$(10,642,727)	$(6,322)	$(14,868)	$999,241

Issuance of common stock for services	16,225,000	1,623	114,427	-	-	-	116,050

Other comprehensive gain	-	-	-	-	362	-	362

Net loss	-	-	-	(383,802)	-	106	(383,696)

Balance, March 31, 2025	44,161,503	$4,416	$11,774,792	$(11,026,529)	$(5,960)	$(14,762)	$731,957

Issuance of common stock for services	1,500,000	150	80,350	-	-	-	80,500

Issuance of common stock with warrants	420,000	42	104,958	-	-	-	105,000

Issuance of common stock with notes payable	460,000	46	29,214	-	-	-	29,260

Other comprehensive loss	-	-	-	-	(803)	-	(803)

Net loss	-	-	-	(448,389)	-	(809)	(449,198)

Balance, June 30, 2025	46,541,503	$4,654	$11,989,314	$(11,474,918)	$(6,763)	$(15,571)	$496,716

Balance, December 31, 2025	54,440,074	$5,444	$12,744,970	$(12,903,470)	$(8,621)	$(16,459)	$(178,136)

Issuance of common stock to settle other current liabilities	6,600,000	660	613,140	-	-	-	613,800

Issuance of common stock for services	1,213,268	122	117,708	-	-	-	117,830

Convertibles notes payable converted into common stock	2,103,049	210	42,309	-	-	-	42,519

Issuance of common stock with convertible notes payable	100,000	10	10,490	-	-	-	10,500

Stock-based compensation expense	-	-	164,800	-	-	-	164,800

Reclassification of non-controlling interest and accumulated other comprehensive loss	-	-	(16,459)	-	8,621	16,459	8,621

Net loss	-	-	-	(774,351)	-	-	(774,351)

Balance, March 31, 2026	64,456,391	$6,446	$13,676,958	$(13,677,821)	$-	$-	$5,583

Issuance of common stock for services	11,437,120	1,144	37,732	-	-	-	38,876

Convertibles notes payable converted into common stock	53,674,109	5,367	115,955	-	-	-	121,322

Issuance of common stock, net of issuance costs of $1,500	2,500,000	250	23,250	-	-	-	23,500

Stock-based compensation expense	-	-	254,440	-	-	-	254,440

Net loss	-	-	-	(526,011)	-	-	(526,011)

Balance, June 30, 2026	132,067,620	$13,207	$14,108,335	$(14,203,832)	$-	$-	$(82,290)

The accompanying footnotes are an integral part of these unaudited financial statements.

SMRH:4912-0131-9128.1	-3-

MOBILE GLOBAL ESPORTS INC.

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2026 and 2025

	Six months ended
	June 30, 2026 (unaudited)	June 30, 2025 (unaudited)

Cash flows from operating activities
Net loss	$(1,300,362)	$(832,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	156,706	196,550
Depreciation and amortization	180,977	-
Stock-based compensation expense	419,240	-
Change in fair value of other current liabilities	(137,840)	-
Change in fair value of convertible notes payable	(163,888)	-
Foreign currency translation adjustment reclassified to earnings	8,621	-
Amortization of debt discount	14,355	1,826
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,034)	35,994
Other assets	-	15,516
Deferred revenue	57,974	-
Accounts payable and accrued expenses	91,369	70,388

Net cash used in operating activities	(680,882)	(512,620)

Cash flows from investing activities
Advances to suppliers for software	-	(40,000)
Payments for capitalized software	(26,750)	-

Net cash used in investing activities	(26,750)	(40,000)

Cash flows from financing activities
Issuance of common stock	23,500	-
Issuance of common stock with warrants	-	105,000
Issuance of notes payable	21,000	115,000
Repayment of notes payable	(637)	-
Issuance of notes payable with common stock	40,000	-
Issuance of convertible notes payable with common stock	25,000	-
Issuance of convertible notes payable	117,000	-
Repayment of convertible notes payable	(70,000)	-
Payment of deferred offering costs	(1,600)	-

Net cash provided by financing activities	154,263	220,000

Effect of exchange rate changes on cash	-	(523)

Net decrease in cash	(553,369)	(333,143)

Cash as of beginning of year	573,305	928,619

Cash as of end of year	$19,936	$595,476

Supplemental disclosure of cash flow information
Cash paid for interest	$1,063	$-

Supplemental disclosure of non-cash investing and financing activity
Amount payable for capitalized software	$4,500	$-

Convertible notes payable converted into equity	$163,841	$-

Other current liabilities satisfied with issuance of common stock	$613,800	$-

Accrued deferred offering costs	$15,907	$-

Warrants issued with notes payable	$-	$29,260

The accompanying footnotes are an integral part of these unaudited financial statements.

SMRH:4912-0131-9128.1	-4-

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2026 and 2025 (unaudited)

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

Basis of Presentation

The accompanying financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The financial statements include the accounts of MOGO Inc and its majority owned subsidiary, MOGO Pvt Ltd (collectively, the “Company”). MOGO Inc owns a 99% controlling interest in MOGO Pvt Ltd (the “Dissolved Entity”). The value of the non-controlling interest in MOGO Pvt Ltd is immaterial. In a strategic shift to focus on its flagship product, Dominus Sports, the Company decided to discontinue operations at MOGO Pvt Ltd; see Note 15. During the three months ended March 31, 2026, the Company completed the dissolution and liquidation of MOGO Pvt Ltd, in accordance with ASC Topic 810, Consolidation. At the time of dissolution, the Dissolved Entity did not hold any assets and did not have any outstanding liabilities. Accordingly, the subsidiary was derecognized and the carrying amount of non-controlling interest was reclassified to the parent’s additional paid-in capital. Additionally, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Matters, the cumulative translation adjustment was reclassified from accumulated other comprehensive loss to earnings. The dissolution did not have a material impact on the Company’s financial statements.

The functional currency of MOGO Pvt Ltd is the Indian Rupee (“INR”). The assets and liabilities of MOGO Pvt Ltd are translated to United States Dollars (“USD”) at period end exchange rates, while statements of operations accounts are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive loss in stockholders’ deficit. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim financial statements

The unaudited condensed financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the year ending December 31, 2026.

Liquidity and Going Concern

The Company’s operations are subject to certain risks and uncertainties, including, among others, the Company’s need for additional financing, the ability to attract users of the Company’s offerings, competition from other companies, and reliance on key members of management.

The accompanying financial statements have been prepared on the basis that assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history, has incurred operating losses to date, and expects to incur operating losses for the foreseeable future. In addition, the Company has shut down its operational activity in India and is launching a different business model, which could negatively impact the Company’s ability to achieve its strategic direction. Furthermore, the Company may be unable to generate significant revenue within the next year or generate sufficient cash flows to continue its operations. The Company’s management is working with other consultants and its board of directors to operate the Company. Management believes the current team has the necessary experience to achieve its goals.

SMRH:4912-0131-9128.1	-5-

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2026 and 2025 (unaudited)

Note 1 – Organization and Basis of Presentation (continued)

The Company has approximately $20,000 of cash and an accumulated deficit of approximately $14,204,000 as of June 30, 2026. Management believes that the Company will need to raise additional capital to continue to operate for the next 12 months from the date of the issuance of the financial statements. The failure of the Company to raise additional capital and achieve its business objectives could have a material adverse effect on the Company’s results of operations. These conditions, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates in the accompanying financial statements include the valuation allowance on deferred tax assets and the estimated fair value of warrants issued for services, convertible debt and other current liabilities.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, amounts held in escrow and all highly-liquid debt instruments with original maturities of three months or less. As of June 30, 2026 and December 31, 2025, the Company did not have any cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had cash of approximately $20,000 and $573,000, respectively.

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

SMRH:4912-0131-9128.1	-6-

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2026 and 2025 (unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Long-Lived Assets

The Company reviews long-lived assets for realizability on an ongoing basis. Changes in depreciation and amortization, generally accelerated depreciation and variable amortization, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change. The Company also reviews for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. In those circumstances, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists. When testing for asset impairment, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. Any impairment loss is calculated as the excess of the asset’s carrying value over its estimated fair value. Fair value is estimated based on the discounted cash flows for the asset group over the remaining useful life or based on the expected cash proceeds for the asset less costs of disposal. Any impairment losses would be recorded in the statements of operations and comprehensive loss. During the three and six months ended June 30, 2026 and 2025, no impairment loss was recorded.

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

Convertible Notes Payable

Fair Value Option (“FVO”) Election. The Company elected to account for the convertible notes issued, as described at Note 7 under the fair value option election pursuant to ASC Topic 825, Financial Instruments (“ASC 825”), as discussed below. The election was made to simplify the accounting for the instrument by avoiding the requirement to separately account for the embedded conversion feature as a derivative or to bifurcate the instrument into debt and equity components under ASC 470-20, Debt with Conversion and Other Options. The convertible notes accounted for under the FVO election are a debt host financial instrument. ASC 825 provides for the “fair value option” election, to the extent, to be afforded to in scope financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date fair value and then subsequently remeasured at fair value on a recurring basis at each reporting period date. The fair value adjustment, as required by ASC 825, is recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as non-operating income or expense in the accompanying statements of operations and comprehensive loss. With respect to the notes described at Note 7, as provided for by ASC 825, the estimated fair value adjustment is presented within the accompanying statements of operations, since the change in fair value of the convertible notes payable was not attributable to instrument specific credit risk.

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

During the three months ended June 30, 2026, the Company incurred an obligation to issue 750,000 shares of restricted common stock in conjunction with the note payable it issued in May 2026 (see Note 6). Because the Company did not have sufficient legally authorized shares to issue these shares of restricted common stock as of June 30, 2026, the Company recorded a liability when the principal balance was received from the note holder and subsequently remeasured this liability as of June 30, 2026.

SMRH:4912-0131-9128.1	-7-

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2026 and 2025 (unaudited)

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

SMRH:4912-0131-9128.1	-8-

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2026 and 2025 (unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Revenue for the three and six months ended June 30, 2026 from RSO Platform Services and Dominus Sports was approximately $16,000 and $22,000, respectively. During the three and six months ended June 30, 2025, the Company received approximately nil and $1,600, respectively, of revenue (included as part of discontinued operations; see Note 15) from prize money earned from teams that it sponsored for certain Esports competitions.

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

Stock-based compensation

The Company recognizes compensation for grants of stock options in the statement of operations based on their fair values at the measurement date (generally the grant date). The expense associated with the grants is recognized on a straight-line basis over the service period of each award. The Company recognizes forfeitures as they occur.

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

Segments

The Company has one reportable segment, which is the development of fantasy sports. At June 30, 2026 and December 31, 2025, 100% of the Company’s total assets are located within the United States of America.

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

SMRH:4912-0131-9128.1	-9-

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2026 and 2025 (unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

During November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. This guidance is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company expects to adopt this guidance in its fiscal year beginning January 1, 2027. The Company is evaluating the potential impact of this guidance on its financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The new guidance eliminates the previous requirement to track software development costs by project stage and instead requires capitalization of eligible costs when (1) management authorizes and commits to funding the project, and (2) it is probable that the project will be completed and the software will be used as intended. The guidance also introduces the concept of significant development uncertainty, which must be resolved before costs can be capitalized. This ASU is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those fiscal years. The Company is evaluating the potential impact of this guidance on its financial statements.

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

The entirety of the purchase price of RSO, in addition to approximately $24,000 of direct transaction costs, was allocated to the technology platform, resulting in an approximate book value of $876,000 and a useful life of three years. The asset was placed in service as of the acquisition date and included in capitalized software. During the three and six months ended June 30, 2026, the Company did not capitalize any additional RSO software development costs. The Company recorded RSO amortization expense of approximately $74,000 and $147,000 for the three and six months ended June 30, 2026.

Note 4 – Capitalized Software

Capitalized software consisted of the following as of:

	June 30, 2026	December 31, 2025
Capitalized software	$1,096,048	$1,064,798
Accumulated amortization	(226,413)	(45,436)
Capitalized software, net	$869,635	$1,019,362

In November 2025, the Company acquired RSO and the technology platform acquired is included in capitalized software; see Note 3. Including RSO, the Company capitalized $5,000 and $31,000 of software development costs for the three and six months ended June 30, 2026, with approximately nil and $25,000 being placed in service, respectively. Amortization expense was approximately $89,000 and $181,000 for the three and six months ended June 30, 2026, respectively.

For the three and six months ended June 30, 2025, the Company capitalized approximately $40,000 of software costs, with nil being placed in use as of June 30, 2025.

SMRH:4912-0131-9128.1	-10-

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2026 and 2025 (unaudited)

Note 5 – Fair Value Measurements

The following tables sets forth the fair value of the Company’s financial liabilities measured at fair value, based on the three-tier fair value hierarchy:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities
Convertible notes payable	$-	$-	$513,731	$513,731
Other current liabilities	1,050	-	-	1,050
	$1,050	$-	$513,731	$514,781

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Convertible notes payable	$-	$-	$779,960	$779,960
Other current liabilities	646,600	-	105,040	751,640
	$646,600	$-	$885,000	$1,531,600

As described in Note 7, the Company elected to record the convertible notes payable using the fair value option. The Company measures these convertible notes payable to fair value using a Scenario Base Model (“SBM”) and, accordingly, classifies these liabilities as Level 3. The key inputs to the valuations are underlying interest rates, stock prices, discount rates, terms (in years), the probabilities of being held to conversion, the probabilities of default and the probabilities of being held to maturity. A change in these significant unobservable inputs might result in a significantly higher or lower fair value measurement at the reporting date. Changes to fair value of these instruments are recorded in change in fair value of convertible notes payable on the statements of operations and comprehensive loss.

As described in Note 3, in November 2025 the Company incurred an obligation to issue 5,300,000 shares of restricted common stock as part of the RSO asset acquisition. The unadjusted quoted price of the Company’s common stock was used to estimate the fair value of this current liability. These shares were issued prior to March 31, 2026.

During the three months ended June 30, 2026, the Company incurred an obligation to issue 750,000 shares of restricted common stock in conjunction with the note payable it issued in May 2026 (see Note 6). Because the Company did not have sufficient legally authorized shares to issue these shares of restricted common stock as of June 30, 2026, the Company recorded a liability when the principal balance was received from the note holder and subsequently remeasured this liability as of June 30, 2026. The unadjusted quoted price of the Company’s common stock was used to estimate the fair value of the current liability as of June 30, 2026, with nil gain or loss being recorded during the three months ended June 30, 2026.

As described in Note 7, as part of the Convertible Bridge Notes, the Company incurred an obligation to issue 1,300,000 shares of restricted common stock to the holders of the Convertible Bridge Notes. The Company measured the obligation to issue shares of restricted common stock using an option pricing model. The key inputs to the valuation is the underlying stock price, which was $0.10 on the grant date, and the 20% discount used to adjust the stock price for a lack of marketability (“DLOM”). These shares were issued prior to March 31, 2026.

The following significant unobservable inputs were used in the fair value measurement of the convertible notes payable:

June 30, 2026
Significant Unobservable Input of Level 3 Instruments	Weighted Average
Probabilities of default	66%
Probabilities of held to maturity	34%
Terms (in years)	1.0
Interest rate	12%

SMRH:4912-0131-9128.1	-11-

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2026 and 2025 (unaudited)

Note 5 – Fair Value Measurements (continued)

December 31, 2025
Significant Unobservable Input of Level 3 Instruments	Weighted Average
Probabilities of conversion	50%
Probabilities of default	50%
Probabilities of held to maturity	0%
Terms (in years)	1.0
Discount rate	25.8%
Interest rate	12%

The following table provides a reconciliation of the estimated fair value of the convertible notes payable and other current liabilities in level 3 for the six months ended June 30, 2026:

Balance at December 31, 2025	$885,000
Issuance of convertible notes payable	131,500
Repayments of convertible notes payable	(70,000)
Fair value adjustment for other current liabilities	15,860
Issuance of common stock, to satisfy other current liabilities	(120,900)
Convertible notes payable converted into equity	(163,841)
Fair value adjustment for convertible notes payable	(163,888)
Balance at June 30, 2026	$513,731

Note 6 – Notes Payable

On May 29, 2026 the Company entered into a note payable agreement totaling $40,000. The Note bears interest at a stated rate of 20%, with principal and interest due and payable in full upon the earlier of (i) the closing of a qualified financing or (ii) twelve months from the date of issuance, or May 29, 2027. The Note is unsecured and contains no financial covenants. The Note is not transferable without the Company’s prior written consent. In connection with the issuance of this note, the Company granted the holder 750,000 shares of the Company’s common stock issuable upon the Company’s receipt of the principal amount. Because the Company did not have sufficient legally authorized shares to issue the restricted common stock upon receipt of the principal amount, the Company recorded a liability for this obligation; as of June 30, 2026, the current other liability is valued at approximately $1,000.

On May 28, 2026, the Company entered into an eighteen-month note payable agreement totaling $21,000, with an annual interest rate of 20.65%. Per the agreement, the Company will make weekly payments of approximately $427 through the note’s maturity date. As of June 30, 2026, the balance of this note was approximately $20,000.

During 2025, the Company entered into several note payable agreements totaling $125,000. The principal and interest (at 6% per annum) was due and payable in June 2026. Each holder of a note payable also received shares of common stock equal to the principal amount of the note payable divided by $0.25 upon issuance of the respective note payable. During the year ended December 31, 2025, there were 500,000 shares of common stock issued with the notes payable at a value of approximately $32,000. The value of the common stock issued was recorded as a debt discount on the notes payable and is amortized to interest expense over the term of the notes payable on a straight-line basis, which is not materially different from the effective interest method. The common shares issued contain certain time restrictions on when they can be sold by the recipient. Approximately $6,000 and $2,000 and was amortized to interest expense during the three months ended June 30, 2026 and 2025, respectively, and approximately $14,000 and $2,000 and was amortized to interest expense during the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026 and December 31, 2025, the notes payable, net balances of approximately $193,000 and $115,000, respectively, included approximately $8,000 and $4,000, respectively, of accrued interest. For the three months ended June 30, 2026 and 2025, the Company had approximately $9,000 and $2,000 of interest expense, respectively, including amortization of the debt discount. For the six months ended June 30, 2026 and 2025, the Company had approximately $19,000 and $2,000 of interest expense, respectively, including amortization of the debt discount.

SMRH:4912-0131-9128.1	-12-

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2026 and 2025 (unaudited)

Note 7 – Convertible Notes Payable

During August 2025, the Company issued convertible promissory notes (“August 2025 Convertible Notes”) in the total principal amount of $283,000, for total cash proceeds of $275,000. The August 2025 Convertible Notes bear interest at 10% per annum and had a maturity date of May 30, 2026 (“Maturity Date”). Any amount of principal or interest which is not paid when due shall bear interest at the rate of 22% per annum. In addition, the August 2025 Convertible Notes are convertible into the Company’s common stock beginning six (6) months after issuance at a conversion price equal to 65% multiplied by the Market Price. Market Price means the average of the three (3) lowest trading prices of the common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The August 2025 Convertible Notes may be prepaid by the Company at 120% beginning on the date of issuance until ninety (90) days following the issuance date and 125% beginning on the ninety first (91st) days following the issuance date and ending one hundred eighty (180) days following the issuance date.

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

During the period the conversion right exists, the Company will reserve from its authorized and unissued common stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of common stock upon the full conversion of the August 2025 Convertible Notes. The Company is required at all times to have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the August 2025 Convertible Notes (based on the conversion price in effect from time to time) (the “Reserved Amount”). The Reserved Amount shall be increased (and/or decreased) from time to time in accordance with the Company’s obligations hereunder and the then current Conversion Price. The Company has reserved 37,027,748 shares of common stock of the Company for issuance upon conversion of the August 2025 Convertible Notes as of June 30, 2026.

During the three months ended June 30, 2026, the Company made a $70,000 payment to a holder of August 2025 Convertible Notes.

During September 2025, the Company issued convertible promissory notes (“September Convertible Note A”) in the principal amount of $150,000, for total cash proceeds of $130,000. The September Convertible Note A bears interest at 6% per annum and had a maturity date of September 15, 2026. In addition, the Notes are convertible into the Company’s common stock beginning six (6) months after issuance at a conversion price equal to 65% multiplied by the Market Price. Market Price means the average of the three (3) lowest trading prices of the common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The September Convertible Note A may be prepaid by the Company at 110% beginning on the date of issuance until 29 days following the issuance date; at 115% from 30 to 59 days following the issuance date; at 125% from 60-89 days following the issuance date; 130% from 90-119 days following the issuance date; 135% from 120-149 days from the issuance date; and 140% from 150-180 days following the issuance date. The Company has reserved 69,897,047 shares of common stock of the Company for issuance upon conversion of the September 2025 Convertible Note A as of June 30, 2026.

During September 2025, the Company issued a convertible promissory note (“September Convertible Note B”) in the principal amount of $165,000, for total cash proceeds of $146,500. The September Convertible Note B bears interest at 10% per annum and had a maturity date of September 8, 2026. Any principal or interest which is not paid when due shall bear interest at the rate of the lesser of (i) 22% per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid. In addition, the September Convertible Note B is convertible into the Company’s common stock beginning six (6) months after issuance at a conversion price equal to 65% multiplied by the Market Price. Market Price means the average of the three (3) lowest trading prices of the common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The September Convertible Note B may be prepaid by the Company at 97% beginning on the date of issuance until ninety (90) days following the issuance date; 98% from 91-150 days following the issuance date; and 99% from 151-180 days following the issuance date. The Company has reserved 167,538,462 shares of common stock of the Company for issuance upon conversion of the September 2025 Convertible Note B as of June 30, 2026.

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

SMRH:4912-0131-9128.1	-13-

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2026 and 2025 (unaudited)

Note 7 – Convertible Notes Payable (continued)

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

During the three months ended June 30, 2026, the holder of September Convertible Note A converted approximately $85,000 of principal and approximately $3,000 of accrued interest into 40,659,249 shares of common stock. The Company also issued 9,559,980 shares of common stock for approximately $30,000 of fees incurred.

During the three months ended June 30, 2026, the holder of September Convertible Note B converted approximately $10,000 of principal and approximately $5,000 of accrued interest into 4,514,860 shares of common stock. The Company also issued 1,877,140 shares of common stock for approximately $9,000 of fees incurred.

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

The 2025 Promissory Note provides for standard and customary events of default such as failing to timely make payments under the 2025 Promissory Note when due, the failure of the Company to timely comply with the Securities Exchange Act of 1934 reporting requirements and the failure to maintain a listing on the Over-the-Counter (“OTC”) Markets. The 2025 Promissory Note also contains customary covenants. At no time may the 2025 Promissory Note be converted into shares of the Company’s common stock if such conversion would result in the Investor, or its affiliates owning an aggregate of more than 9.99% of the then outstanding shares of the Company’s common stock.

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

On February 2, 2026, the Company entered into a convertible promissory bridge note (“Q1 2026 Convertible Bridge Note”) totaling $25,000. The principal and interest (at 17% per annum) will be due and payable in full on the close of a qualified financing event or twelve months from the date of execution, whichever comes first; a qualified financing event shall mean a registered public offering of the Company’s common stock resulting in an uplisting of such stock to the NASDAQ, NYSE, or another national securities exchange at a per-share offering price of not less than $4.00. The holder of a Convertible Bridge Note also received 100,000 shares of common stock, which was equal to the principal amount of the note payable divided by $0.25 upon issuance of the respective Q1 2026 Convertible Bridge Note. At the issuance of the convertible promissory bridge note, the 100,000 shares of common stock had a fair value of approximately $10,500 and the convertible note had a fair value of approximately $14,500.

SMRH:4912-0131-9128.1	-14-

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2026 and 2025 (unaudited)

Note 7 – Convertible Notes Payable (continued)

On April 28 2026, the Company issued a convertible promissory note (“Q2 2026 Convertible Note”) in the principal amount of $130,000, for total cash proceeds of $117,000. This promissory note bears interest at 6% per annum and has a maturity date of April 28, 2027. In addition, this note is convertible into the Company’s common stock beginning six (6) months after issuance at a conversion price equal to 65% of the lowest trading price of the common stock as reported on the OTC Markets on which the Company’s shares are then traded or any exchange upon which the Common Stock may be traded in the future, for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. This promissory note may be prepaid by the Company at 110% beginning on the date of issuance until 29 days following the issuance date; at 115% from 30 to 59 days following the issuance date; at 125% from 60-89 days following the issuance date; 130% from 90-119 days following the issuance date; 135% from 120-149 days from the issuance date; and 140% from 150-180 days following the issuance date. As of the date of issuance, the Company has reserved 70,921,986 shares of common stock of the Company for issuance upon conversion of this promissory note.

During the three months ended June 30, 2026, the holder of Q2 2026 Convertible Note converted approximately $18,000 of principal into 8,500,000 shares of common stock.

On December 1, 2025 the Investor also entered into the Standby Equity Purchase Agreement (“SEPA”) with the Company; see Note 12.

The Company elected to utilize the FVO to account for the convertible notes payable. The change in fair value of the convertible notes payable at each balance sheet date, if any, is recorded in the accompanying statement of operations and comprehensive loss. See Note 5 for the fair value methodology used to fair value the convertible notes payable.

At June 30, 2026 and December 31, 2025, the fair value of the convertible promissory notes was approximately $514,000 and $780,000, respectively, which reflects a decrease of approximately $332,000 and $164,000 in fair value for the three and six months ended June 30, 2026, respectively. This change in fair value is included in earnings.

The convertible notes do not contain any embedded derivatives that require separate accounting, as these notes are measured at fair value under the FVO.

Note 8 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	June 30, 2026	December 31, 2025
Accounts payable	$223,665	$93,387
Other accrued expenses	58,031	80,500
Total	$281,696	$173,887

Note 9 – Related Party Transactions

During the three and six months ended June 30, 2026, the Company paid payments of approximately $87,000 and $142,000, respectively, for product development and maintenance services provided by a third-party firm owned by the Company’s Director of Engineering. The Director of Engineering entered into an employment agreement with the Company in November 2025. The services provided by the related-party firm were rendered under terms the Company believes to be no less favorable than those that could have been obtained from an unrelated third party.

During the three and six months ended June 30, 2026, the Company incurred a total of approximately $57,000 and $103,000 expense, respectively, to certain stockholders for consulting services provided to the Company, which included payments to the Chief Executive Officer, Chief Operating Officer, a Financial Consultant, and a board member. During the three and six months ended June 30, 2026, the Company incurred a total of $7,500 and $15,000 for the quarterly board stipend payable to the Board of Directors for services provided.

During the three and six months ended June 30, 2026, the Company made payments of approximately $72,000 and $227,000 to certain stockholders for consulting services provided to the Company, which included payments to the Chief Executive Officer, Chief Operating Officer and a board member. In addition, during the three and six months ended June 30, 2025, the Company issued 1,500,000 and 16,125,000 shares of common stock valued at approximately $81,000 and $184,000, respectively, to various consultants for services provided. During the three and six months ended June 30, 2025, the Company incurred a total of nil and $13,000 for the quarterly board stipend payable to the Board of Directors for services provided. During the six months ended June 30, 2025, the Company issued 1,600,000 shares of common stock valued at approximately $13,000 for payment of the board stipend.

SMRH:4912-0131-9128.1	-15-

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2026 and 2025 (unaudited)

Note 10 – Stockholders’ Deficit

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of $0.0001 par value preferred stock. At June 30, 2026 and December 31, 2025, there were nil shares issued and outstanding.

Common Stock

On January 12, 2026, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware to the Company’s Certificate of Incorporation (the “Certificate of Amendment”) to increase the number of authorized shares of the Company’s common stock from 100,000,000 to 300,000,000. As of June 30, 2026, the Company had authorized the issuance of 300,000,000 shares of $0.0001 par value common stock. At June 30, 2026 and December 31, 2025, there were 132,067,620 and 54,440,074 shares issued and outstanding, respectively.

Warrants

At June 30, 2026, the Company had the following warrants outstanding:

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

As of June 30, 2026, the total amount of shares authorized by the Board of Directors under the 2025 Incentive Plan was 13,422,000 with a total of 5,097,000 available for issuance. During the three and six months ended June 30, 2026, the Company granted 2,000,000 and 8,325,000 options, respectively, with a contractual term of ten years and a weighted average vesting term of nil and 2.4 months, respectively.

Determining the appropriate fair value model and the related assumptions requires judgment. The fair value of each option granted is estimated using a Black-Scholes option-pricing model on the date of grant as follows:

Six Months Ended
June 30, 2026
Estimated dividend yield	0.0%
Expected stock price volatility	102.9%
Risk-free interest rate	3.9%
Expected life option (in years)	5.1
Weighted-average fair value per share	$0.05

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

SMRH:4912-0131-9128.1	-16-

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2026 and 2025 (unaudited)

Note 11 – 2025 Incentive Plan (continued)

The following summarizes the stock option activity for the six months ended June 30, 2026:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate
	Number of Shares	Exercise Price	Term (in years)	Intrinsic Value
Outstanding as of December 31, 2025	-	$-	-	$-
Granted	8,325,000	0.06	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of June 30, 2026	8,325,000	$0.06	9.74	$-

Exercisable as of June 30, 2026	5,575,000	$0.06	9.76	$-

Vested and expected to vest as of June 30, 2026	8,325,000	$0.06	9.74	$-

The following table summarizes certain information about the stock options outstanding and exercisable as of June 30, 2026:

	Number of	Weighted-Average	Number of
Exercise Price	Options Outstanding	Remaining Life	Options Exercisable

$0.100	850,000	9.63	350,000
$0.095	50,000	9.67	50,000
$0.080	3,175,000	9.71	3,175,000
$0.070	2,250,000	9.71	-
$0.006	500,000	9.86	500,000
$0.004	1,500,000	9.88	1,500,000
	8,325,000		5,575,000

During the three and six months ended June 30, 2026, the Company granted 2,000,000 and 8,325,000 options with a total fair value of approximately $13,000 and $429,000, respectively. The company recorded approximately $254,000 and $419,000 of stock-based compensation expense during the three and six months ended June 30, 2026, respectively. At June 30, 2026, there was approximately $10,000 of total unrecognized compensation cost related to non-vested stock option compensation expense, which is expected to be recognized over a weighted-average period of 1.6 months.

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

SMRH:4912-0131-9128.1	-17-

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2026 and 2025 (unaudited)

Note 12 – Commitments and Contingencies (continued)

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

The Company issued 917,431 shares of common stock to the Investment Bank, with an approximate fair value of $106,000, during the six months ended June 30, 2026. The Investment Bank earned this Placement Success fee for helping to originate the Standby Equity Purchase Agreement that was signed on December 1, 2025.

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

At June 30, 2026 and December 31, 2025, the Company has incurred approximately $68,000 and $50,000, respectively, in deferred offering costs.

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

SMRH:4912-0131-9128.1	-18-

MOBILE GLOBAL ESPORTS INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2026 and 2025 (unaudited)

Note 12 – Commitments and Contingencies (continued)

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

Note 13 – Selling, General and Administrative Expense

Selling, general and administrative costs are expensed as incurred and primarily include personnel costs in the U.S., public filing fees, travel expenses, contractor fees, and professional fees. Advertising expense was immaterial for the three and six months ended June 30, 2026 and 2025.

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

At June 30, 2026 and December 31, 2025, there were 4,068,916 warrants outstanding. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted net loss per share is the same as basic net loss per share for all periods presented.

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

During the three and six months ended June 30, 2025, there was approximately nil and $1,600 of revenue from discontinued operations, respectively. During the three and six months ended June 30, 2025 there was approximately $67,000 and $73,000 of selling, general and administrative expenses from discontinued operations, respectively. Additionally, during the three and six months ended June 30, 2025, there was an approximate nil and $13,000 gain on sale of property and equipment, respectively, resulting from the discontinuing of operations.

During the six months ended June 30, 2025, there was approximately $91,000 of net cash provided by operating activities for discontinued operations.

Note 16 – Subsequent Events

During July and August 2026, the holder of September Convertible Note A converted approximately $14,000 of principal and approximately $1,000 of accrued interest into 27,279,987 shares of common stock. The Company also issued 9,181,928 shares of common stock for approximately $11,000 of fees incurred.

During July 2026 and August 2026, the holder of September Convertible Note B converted approximately $5,000 of principal and approximately nil of accrued interest into 8,556,122 shares of common stock. The Company also issued 6,733,878 shares of common stock to the holder of September Convertible Note B for approximately $6,000 of fees incurred.

Management has evaluated the subsequent events for disclosure in these financial statements through October 14, 2026, the date these financial statements were available for issuance and determined that no other events have occurred that would require adjustment to or disclosure in these financial statements.

SMRH:4912-0131-9128.1	-19-

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

Revenue for the three and six months ended June 30, 2026 from RSO Platform Services and Dominus Sports was approximately $16,000 and $22,000, respectively. During the six months ended June 30, 2025, the Company received approximately $1,600 of revenue (included as part of discontinued operations) from prize money earned from teams that it sponsored for certain Esports competitions.

SMRH:4912-0131-9128.1	-20-

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

Critical Accounting Policies and Estimates

We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our Annual Report on Form 10K for the year ended December 31, 2025, and that disclosure should be read in conjunction with the Quarterly Report on Form 10-Q. There have been no material changes during the six months ended June 30, 2026 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10K for the year ended December 31, 2025.

Results of Operations

Three and six months Ended June 30, 2026 compared with the Three and six months Ended June 30, 2025

The following table summarizes the results of our operations for the three and six months ended June 30, 2026 and 2025, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2026	2025	Change	Change	2026	2025	Change	Change

Revenue	$15,557	$-	$15,557	*	$21,877	$-	$21,877	*
Costs and expenses:
Cost of revenue	103,537	-	103,537	*	207,005	-	207,005	*
Selling, general and administrative expenses	760,508	380,043	380,465	100%	1,388,947	772,594	616,353	80%
Total costs and expenses	864,045	380,043	484,002	127%	1,595,952	772,594	823,358	107%
Loss from operations	(848,488)	(380,043)	(468,445)	123%	(1,574,075)	(772,594)	(801,481)	104%
Interest income (expense), net	(9,470)	(1,820)	(7,650)	420%	(19,394)	(1,799)	(17,595)	**
Other income (expense)	-	-	-	*	137,840	-	137,840	*
Loss on dissolution of MOGO Pvt Ltd	-	-	-	-	(8,621)	-	(8,621)	*
Change in fair value of convertible notes payable	331,947	-	331,947	*	163,888	-	163,888	*
Loss from continuing operations, before income taxes	(526,011)	(381,863)	(144,148)	38%	(1,300,362)	(774,393)	(525,969)	68%
Loss from operation of discontinued MOGO Pvt Ltd	-	(67,335)	67,335	(100)%	-	(71,367)	71,367	(100)%
Gain on classification as held for sale	-	-	-	*	-	12,866	(12,866)	(100)%
Net loss	$(526,011)	$(449,198)	$(76,813)	17%	$(1,300,362)	$(832,894)	$(467,468)	56%

*	Not meaningful

**	Significantly more than 500%

SMRH:4912-0131-9128.1	-21-

Revenue

Revenue for the three and six months ended June 30, 2026 from RSO Platform Services and Dominus Sports was approximately $16,000 and $22,000 compared to nil for the three and six months ended June 30, 2025.

Cost of Revenue

Cost of revenue for the three and six months ended June 30, 2026 was approximately $104,000 and $207,000, respectively, compared to nil for the three and six months ended June 30, 2025. The increase in cost of revenue for the three months ended June 30, 2026 was primarily driven by increases of approximately $2,000 in payment processing fees; $7,000 in software subscription expense; $5,000 in hosting expense and licensing fees; and $89,000 in software development expense and amortization of capitalized software.

The increase in cost of revenue for the six months ended June 30, 2026 was primarily driven by increases of approximately $4,000 in payment processing fees; $14,000 in software subscription expense; $8,000 in hosting expense and licensing fees; and $181,000 in software development expense and amortization of capitalized software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $761,000 and $1,389,000 for the three and six months ended June 30, 2026, respectively, compared with approximately $380,000 and $773,000 for the three and six months ended June 30, 2025, respectively. The increase in general and administrative expenses for the three months ended June 30, 2026 was primarily driven by increases of approximately $254,000 in stock-based compensation expense; $28,000 in payroll expense; $103,000 in legal, accounting and professional expense; and $131,000 in software maintenance expense. This increase was offset by decreases of approximately $68,000 in consulting expense and board fees; $15,000 in insurance expense; $29,000 in marketing, travel and entertainment expense; and $29,000 in other tax expense.

The increase in general and administrative expenses for the six months ended June 30, 2026 was primarily driven by increases of approximately $419,000 in stock-based compensation expense; $86,000 in payroll expense; and $208,000 in legal, accounting and professional expense; and $131,000 in software maintenance expense. This increase was offset by decreases of approximately $153,000 in consulting expense and board fees; $21,000 in insurance expense; $29,000 in marketing, travel and entertainment expense; and $31,000 in other tax expense.

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

As a result of this strategic shift, the India subsidiary’s revenue decreased by approximately $1,600 for the six months ended June 30, 2026 compared to June 30, 2025. Additionally, selling, general and administrative expenses also decreased by approximately $67,000 and $73,000 for the three and six months ended June 30, 2026 compared to June 30, 2025. Additionally, during the six months ended June 30, 2025, the India subsidiary recorded a $13,000 gain on classification as held for sale.

Liquidity and Capital Resources

As of June 30, 2026 and December 31, 2025, we had cash of approximately $20,000 and $573,000, respectively.

We have financed operations through the issuance of common stock with warrants; notes payable; and convertible notes payable; and convertible notes payable with restricted common stock. In 2025 the Company issued 500,000 shares of common stock with warrants to purchase up to 500,000 shares of common stock (“2025 Warrants”) at an exercise price of $0.26 per share through a private stock offering. The total purchase price was $0.25 per share and warrant for total gross proceeds of $125,000. In 2025, we also issued several note payable agreements totaling $125,000 and issued several convertible promissory notes for total gross proceeds of $610,500. We also issued $325,000 in convertible notes payable, whereby the holders of these notes were entitled to receive 1,300,000 shares of restricted common stock. During the six months ended June 30, 2026, we issued $155,000 in convertible notes payable with 100,000 shares of restricted common stock. During the six months ended June 30, 2026, we also issued $61,000 in notes payable with an obligation to issue 750,000 shares of restricted common stock. During April 2026, the Company issued 2,500,000 restricted shares of common stock for total cash proceeds of $25,000 and stock issuance costs of $1,500.

 Funding Requirements

We believe we will need to raise additional funding to meet our cash, operational and liquidity requirements for at least 12 months after the date of this quarterly report.

See “Risk Factors” for additional risks associated with our substantial capital requirements.

SMRH:4912-0131-9128.1	-22-

Cash Flows

The following table summarizes our sources and uses of cash:

	Six months Ended
	June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(680,882)	$(512,620)
Investing activities	(26,750)	(40,000)
Financing activities	154,263	220,000
Effect of exchange rate changes on cash	-	(523)
Net decrease in cash	$(553,369)	$(333,143)

Operating Activities

Net cash used in operating activities increased by approximately $168,000 for the six months ended June 30, 2026 compared with the six months ended June 30, 2025. The increase was primarily due to a $138,000 gain on the change in fair value of other current liabilities; and a $467,000 increase in net loss, a $40,000 decrease in common stock issued for services; and a $164,000 decrease in the fair value of convertible note payable; offset by a $181,000 increase in depreciation expense and amortization of capitalized software; a $419,000 increase in non-cash expense for stock-based compensation; a $9,000 foreign currency translation adjustment to retained earnings; a $13,000 increase in amortization of debt discount; and a $19,000 increase in operating assets and liabilities.

Investing Activities

Net cash used in investing activities decreased by approximately $13,000 for the six months ended June 30, 2026 compared with the six months ended June 30, 2025. This decrease was primarily due to a $13,000 decrease in software costs.

Financing activities

Net cash provided by financing activities decreased by approximately $66,000 for the six months ended June 30, 2026 compared with the six months ended June 30, 2025. The change was due to an increase of financing raised from the issuance of convertible notes payable, notes payable and common stock, totaling approximately $7,000, offset by payment of deferred offering costs of approximately $2,000 and repayment of convertible notes payable and notes payable of approximately $71,000.

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

Subject to certain conditions, as an emerging growth company, we rely on certain of these exemptions, including without limitation:

●	reduced disclosure about our executive compensation arrangements;

●	no advisory votes on executive compensation or golden parachute arrangements; and

●	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

SMRH:4912-0131-9128.1	-23-

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of 2027; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We may choose to take advantage of some but not all of these exemptions. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this quarterly report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We lack the necessary corporate accounting resources to maintain adequate segregation of duties.

2.	We did not perform an effective risk assessment or monitor internal controls over financial reporting or our cyber security environment.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SMRH:4912-0131-9128.1	-24-

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

As of June 30, 2026, we had a cash balance of approximately $20,000. We believe we will need to raise additional funding to meet our cash, operational and liquidity requirements to continue operating for at least 12 months after the date of this quarterly report.

We have obtained some additional financing during the six months ended June 30, 2026. However, we continue to seek additional financing and there can be no assurance that such additional capital will be available on a timely basis, or on terms acceptable to the Company. If adequate funds are not available or are not available on acceptable terms when needed, the Company may not be able to fund its business or its expansion, take advantage of strategic acquisitions or investment opportunities or respond to competitive pressures. Such inability to obtain additional financing when needed could have a material adverse effect on the Company’s business, results of operations, cash flow, financial condition and prospects. Any future equity financing may involve substantial dilution to existing shareholders.

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

SMRH:4912-0131-9128.1	-25-

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2026, the holder of September Convertible Note A converted approximately $85,000 of principal and approximately $3,000 of accrued interest into 40,659,249 shares of common stock. The Company also issued 9,559,980 shares of common stock for approximately $30,000 of fees incurred.

During the three months ended June 30, 2026, the holder of September Convertible Note B converted approximately $10,000 of principal and approximately $5,000 of accrued interest into 4,514,860 shares of common stock. The Company also issued 1,877,140 shares of common stock for approximately $9,000 of fees incurred.

During the three months ended June 30, 2026, the holder of Q2 2026 Convertible Note converted approximately $18,000 of principal into 8,500,000 shares of common stock.

During May 2026, the Company issued a $40,000 note payable; when the principal was received by the investor in June 2026, the Company became obliged to issue 750,000 shares of restricted common stock, once the Company has a sufficient number of legally authorized shares.

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

As part of the Company’s Investment Bank Agreement, the Company issued 917,431 shares of common stock to the Investment Bank, with an approximate fair value of $106,000, during the six months ended June 30, 2026. The Investment Bank earned this Placement Success fee for helping to originate the Standby Equity Purchase Agreement that was signed on December 1, 2025.

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

The foregoing issuances were made in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

SMRH:4912-0131-9128.1	-26-

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Document
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 is formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

SMRH:4912-0131-9128.1	-27-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE GLOBAL ESPORTS INC.

DATE: October 14, 2026	By:	/s/ Brett Rosin
Brett Rosin
Chief Executive Officer
(Principal Executive Officer)

MOBILE GLOBAL ESPORTS INC.

DATE: October 14, 2026	By:	/s/ Rodney Lewis
Rodney Lewis
Chief Financial Officer
(Principal Financial and Accounting Officer)

SMRH:4912-0131-9128.1	-28-